Form 10-Q
period 2017-09-30
CRAY INC
filed 2017-10-30
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2017, there were 40,438,022 shares of Common Stock issued and outstanding.

CRAY INC.

CRAY and SONEXION are registered trademarks of Cray Inc. in the United States and other countries. The CS and XC families of supercomputers, DataWarp, ClusterStor and other Cray technologies are all trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$151,886	$222,962
Restricted cash	1,900	—
Short-term investments	27,926	—
Accounts and other receivables, net	63,187	197,941
Inventory	198,069	88,254
Prepaid expenses and other current assets	20,256	20,006
Total current assets	463,224	529,163

Long-term restricted cash	1,030	1,655
Long-term investment in sales-type lease, net	26,384	31,050
Property and equipment, net	37,967	30,620
Service spares, net	2,395	3,023
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	4,634	1,637
Deferred tax assets	105,132	85,613
Other non-current assets	12,117	17,629
TOTAL ASSETS	$667,065	$714,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,640	$45,504
Accrued payroll and related expenses	10,623	17,199
Other accrued liabilities	6,085	10,303
Deferred revenue	68,034	83,129
Total current liabilities	126,382	156,135

Long-term deferred revenue	31,409	27,258
Other non-current liabilities	15,020	5,703
TOTAL LIABILITIES	172,811	189,096

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,421,143 and 40,757,458 shares, respectively	629,671	622,604
Accumulated other comprehensive income	1,016	2,782
Accumulated deficit	(136,433)	(99,910)
TOTAL SHAREHOLDERS’ EQUITY	494,254	525,476
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$667,065	$714,572
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Product	$45,280	$47,685	$117,939	$188,024
Service	34,420	29,766	107,927	95,211
Total revenue	79,700	77,451	225,866	283,235
Cost of revenue:
Cost of product revenue	35,090	33,552	89,356	125,189
Cost of service revenue	16,118	20,298	55,866	58,322
Total cost of revenue	51,208	53,850	145,222	183,511
Gross profit	28,492	23,601	80,644	99,724
Operating expenses:
Research and development, net	26,626	29,084	76,591	82,323
Sales and marketing	13,392	15,010	43,292	46,391
General and administrative	7,022	7,968	23,024	24,325
Restructuring	7,653	—	7,653	—
Total operating expenses	54,693	52,062	150,560	153,039
Loss from operations	(26,201)	(28,461)	(69,916)	(53,315)

Other income (expense), net	4,161	(312)	5,358	(1,169)
Interest income, net	880	544	2,655	1,654
Gain on strategic transaction	4,389	—	4,389	—
Loss before income taxes	(16,771)	(28,229)	(57,514)	(52,830)
Income tax benefit	6,539	5,208	21,227	11,670
Net loss	$(10,232)	$(23,021)	$(36,287)	$(41,160)

Basic net loss per common share	$(0.25)	$(0.58)	$(0.91)	$(1.03)
Diluted net loss per common share	$(0.25)	$(0.58)	$(0.91)	$(1.03)

Basic weighted average shares outstanding	40,199	39,936	40,082	39,786
Diluted weighted average shares outstanding	40,199	39,936	40,082	39,786
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(10,232)	$(23,021)	$(36,287)	$(41,160)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(98)	—	(4)	8
Foreign currency translation adjustments	(118)	58	322	975
Unrealized gain (loss) on cash flow hedges	(1,004)	566	(2,178)	4,285
Reclassification adjustments on cash flow hedges included in net loss	56	(114)	94	(2,742)
Other comprehensive income (loss)	(1,164)	510	(1,766)	2,526
Comprehensive loss	$(11,396)	$(22,511)	$(38,053)	$(38,634)
See accompanying notes

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net loss	$(36,287)	$(41,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,134	11,063
Share-based compensation expense	7,643	8,386
Deferred income taxes	(21,419)	(10,555)
Gain on strategic transaction	(4,389)	—
Other	741	294
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	137,559	11,910
Long-term investment in sales-type lease, net	7,065	(19,887)
Inventory	(107,621)	(133,622)
Prepaid expenses and other assets	(1,411)	(3,225)
Accounts payable	(3,512)	38,135
Accrued payroll and related expenses and other liabilities	(3,982)	(32,763)
Deferred revenue	(25,205)	37,935
Net cash used in operating activities	(38,684)	(133,489)
Investing activities:
Sales/maturities of available-for-sale investments	66,610	30,340
Purchases of available-for-sale investments	(94,902)	(16,159)
Cash received in strategic transaction	8,000	—
Proceeds from sale of equity method investment	4,481	—
Change in restricted cash	(1,282)	1,670
Purchases of property and equipment	(15,647)	(3,808)
Net cash provided by (used in) investing activities	(32,740)	12,043
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	365	545
Purchase of employee restricted shares to fund related statutory tax withholding	(1,869)	(3,284)
Proceeds from exercises of stock options	693	2,098
Net cash used in financing activities	(811)	(641)
Effect of foreign exchange rate changes on cash and cash equivalents	1,159	(97)
Net decrease in cash and cash equivalents	(71,076)	(122,184)
Cash and cash equivalents:
Beginning of period	222,962	266,660
End of period	$151,886	$144,476

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1
Cash paid for income taxes	$1,202	$2,093
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service spares	$1,248	$3,510
Strategic transaction:
Non-cash assets acquired:

Receivable from Seagate	$1,404	$—
Inventory	$4,170	$—
Property and equipment	$2,684	$—
Intangible assets	$3,350	$—
Liabilities assumed:
Deferred revenue	$11,700	$—
Deferred tax liabilities	$3,019	$—
Other liabilities	$500	$—
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
Business Combinations
The Company accounts for business combinations using the purchase method of accounting and allocates the purchase price to the tangible and intangible assets acquired and the liabilities assumed based upon their estimated fair values at the acquisition date. The excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. If the fair value of the net assets acquired exceeds the purchase price the Company records a bargain purchase gain. The Company uses estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date. During the measurement period, which may be up to one year from the acquisition date, any refinements made to the fair value of the assets and liabilities assumed are recorded in the period in which the adjustments are recognized.
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
Note 2— New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09, to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Adoption of ASU 2014-09 was initially required for fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method).
In August 2015, FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date: Topic 606, or ASU 2015-14, that deferred the effective date of ASU 2014-09 by one year. Application of the new revenue standard is permitted for fiscal and interim reporting periods beginning after December 15, 2016 and required for fiscal and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09. Based on its analysis thus far, the Company believes the impact of adopting the new guidance will be immaterial to its annual and interim financial statements. The Company believes that the impact will be limited to the identification of a significant financing component in a small number of its contracts with customers. The Company will also be required to make additional disclosures under the new guidance. The Company continues to assess the impact on all areas of its revenue recognition, disclosure requirements, and changes that may be necessary to its internal controls over financial reporting. The Company plans to adopt this standard in the first quarter of 2018 using the modified retrospective method.
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

In August 2017, FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. The new standard simplifies and expands the eligible hedging strategies for financial and nonfinancial risks. It also enhances the transparency of how hedging results are presented and disclosed. Further, the new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings. Adoption of ASU 2017-12 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The Company is currently evaluating the potential impact of the pending adoption of ASU 2017-12 on its consolidated financial statements.
Note 3— Strategic Transaction
On September 25, 2017, the Company completed a strategic transaction with Seagate Cloud Systems Inc., or Seagate, centered around the addition of Seagate’s ClusterStor high-performance storage business, or ClusterStor. The ClusterStor business consists of the ClusterStor L300, ClusterStor L300N and the ClusterStor SL220 storage solutions. The Company will sell, support, develop, manufacture, and test the ClusterStor storage solutions. The addition of ClusterStor will allow the Company to have more control over its storage products and to increase the value added in its solutions. It will also enhance the opportunity for the Company to sell its storage products through other resellers and to consolidate its service capability at a deeper level.
The transaction was accounted for under the acquisition method of accounting. The assets acquired and liabilities assumed by the Company were primarily recognized at their fair value at the acquisition date using significant inputs that are not observable in the market (i.e., Level 3 inputs). The Company utilized a third-party appraisal in its determination of the fair value of the various intangible assets acquired and deferred revenue.
The Company received assets valued at $19.6 million and assumed liabilities valued at $15.2 million. The excess of assets received over liabilities assumed of $4.4 million has been accounted for as a bargain purchase and recognized as a gain in the line item gain on strategic transaction in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017. The bargain purchase gain was primarily the result of the seller’s planned exit from the business. Assets received included cash of $8.0 million received at closing. The Company expects to receive approximately $1.0 million to $2.0 million in additional cash in the next few months as part of post-closing adjustments based on the final analysis of obligations to be assumed.
The Company has assumed customer support obligations associated with the ClusterStor business and has added more than 125 employees and contractors. Because the fair value of the assets acquired exceeded the amount of liabilities assumed, resulting in a gain on the transaction, the Company reassessed and reaffirmed that the recognition and measurement of identifiable assets acquired and liabilities assumed were appropriate as required by the accounting standards applicable to bargain purchase transactions.
The Company incurred approximately $0.5 million of costs directly related to the transaction, all of which were expensed and included in general and administrative expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017.
The Company estimated the fair value of the assets acquired and liabilities assumed as of the acquisition date based on information that is currently available. The Company expects to continue to obtain information to assist it in determining the fair value of the net assets acquired at the acquisition date during the measurement period and, as such, additional purchase price adjustments may be recorded. The Company will record measurement period adjustments, if any, in the period in which the adjustments are recognized.
Pro forma financial results are not presented as it is impractical to obtain the necessary information. The seller did not operate the acquired assets as a standalone business and, therefore, historical financial information is not available. Revenue and operating results from the ClusterStor business since the September 25, 2017 date of acquisition through September 30, 2017 were not material to the Company’s Condensed Consolidated Financial Statements.

The following are the estimated values of the assets acquired and the liabilities assumed (in thousands):

Cash	$8,000
Receivable from Seagate	1,404
Inventory	4,170
Property and equipment	2,684
Deferred revenue	(11,700)
Deferred tax liabilities	(3,019)
Other liabilities	(500)
Net tangible assets	1,039

Trademarks	90
Developed technology	1,400
Customer relationships	260
Supply agreement	1,600
Total net assets acquired	$4,389
The fair values of the major components of the intangible assets acquired and their estimated useful lives are as follows (in thousands):

Intangible Asset Class	Fair Value	Useful Life (in Years)
Trademarks	$90	5
Developed technology	$1,400	3
Customer relationships	$260	10
Supply agreement	$1,600	4
The Company will begin amortizing these amounts on October 1, 2017.
Aggregate amortization expense of these intangible assets expected for the years ending December 31 are as follows (in thousands):

2017 (less than one year)	$228
2018	911
2019	911
2020	794
2021	344
2022	40
Total	$3,228

Note 4— Fair Value Measurement
Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2017, and indicates the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash and cash equivalents and restricted cash	$154,816	$154,816	$—
Available-for-sale investments (1)	27,926	27,926	—
Foreign currency exchange contracts (2)	3,732	—	3,732
Assets measured at fair value at September 30, 2017	$186,474	$182,742	$3,732
Liabilities:
Foreign currency exchange contracts (3)	2,530	—	2,530
Liabilities measured at fair value at September 30, 2017	$2,530	$—	$2,530

(1)	Included in “Short-term investments” on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of September 30, 2017 and December 31, 2016, the Company had outstanding foreign currency exchange contracts that were designated and accounted for as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately (in millions):

	September 30, 2017	December 31, 2016
Euros (EUR)	1.5	1.5
Swiss Francs (CHF)	—	3.6
Japanese Yen (JPY)	3,377.6	—
Canadian Dollars (CAD)	56.6	54.4
New Zealand Dollars (NZD)	16.2	—
The Company had hedged foreign currency exposure related to these designated cash flow hedges of approximately $87.6 million and $46.9 million as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017 and December 31, 2016, the Company had outstanding foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment. The outstanding notional amounts were approximately (in millions):

	September 30, 2017	December 31, 2016
British Pounds (GBP)	28.4	33.8
Euros (EUR)	4.1	8.0
Japanese Yen (JPY)	—	2,464.7
Canadian Dollars (CAD)	0.3	32.4
New Zealand Dollars (NZD)	1.6	—
Swedish Krona (SEK)	27.6	—
The foreign currency exposure related to these contracts was approximately $51.5 million as of September 30, 2017 and $107.5 million as of December 31, 2016. Unrealized gains or losses related to these dedesignated contracts are recorded in the Condensed Consolidated Statements of Operations and are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
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
Fair values of derivative instruments designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of September 30, 2017	Fair Value as of December 31, 2016
Foreign currency exchange contracts	Prepaid expenses and other current assets	$330	$71
Foreign currency exchange contracts	Other non-current assets	—	367
Foreign currency exchange contracts	Other accrued liabilities	(160)	(9)
Foreign currency exchange contracts	Other non-current liabilities	(2,004)	(5)
Total fair value of derivative instruments designated as cash flow hedges		$(1,834)	$424
Fair values of derivative instruments not designated as cash flow hedges (in thousands):

Hedge Classification	Balance Sheet Location	Fair Value as of September 30, 2017	Fair Value as of December 31, 2016
Foreign currency exchange contracts	Prepaid expenses and other current assets	$1,386	$5,344
Foreign currency exchange contracts	Other non-current assets	2,016	5,468
Foreign currency exchange contracts	Other accrued liabilities	(366)	(27)
Foreign currency exchange contracts	Other non-current liabilities	—	—
Total fair value of derivative instruments not designated as cash flow hedges		$3,036	$10,785

Note 5— Accumulated Other Comprehensive Income
The following table shows the impact on product revenue of reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the three and nine months ended September 30, 2017 and 2016 (in thousands). The gross reclassification adjustments decreased product revenue for the three and nine months ended September 30, 2017 and increased product revenue for the three and nine months ended September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Gross of tax reclassifications	$(93)	$191	$(157)	$4,569
Net of tax reclassifications	$(56)	$114	$(94)	$2,742
The following tables show the changes in accumulated other comprehensive income by component for the three and nine months ended September 30, 2017 and 2016 (in thousands):

Three Months Ended September 30, 2017
	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$94	$2,541	$(455)	$2,180
Current-period change, net of tax	(98)	(118)	(948)	(1,164)
Ending balance	$(4)	$2,423	$(1,403)	$1,016

Income tax expense (benefit) associated with current-period change	$(66)	$148	$(632)	$(550)

Three Months Ended September 30, 2016
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$—	$2,592	$7,066	$9,658
Current-period change, net of tax	—	58	452	510
Ending balance	$—	$2,650	$7,518	$10,168

Income tax expense (benefit) associated with current-period change	$—	$41	$301	$342

Nine Months Ended September 30, 2017
	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$—	$2,101	$681	$2,782
Current-period change, net of tax	(4)	322	(2,084)	(1,766)
Ending balance	$(4)	$2,423	$(1,403)	$1,016

Income tax expense (benefit) associated with current-period change	$(3)	$343	$(1,389)	$(1,049)

Nine Months Ended September 30, 2016
	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(8)	$1,675	$5,975	$7,642
Current-period change, net of tax	8	975	1,543	2,526
Ending balance	$—	$2,650	$7,518	$10,168

Income tax expense (benefit) associated with current-period change	$6	$(40)	$1,035	$1,001
Note 6— Loss Per Share ("EPS")
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
For the three and nine months ended September 30, 2017 and 2016, outstanding stock options, unvested restricted stock and unvested restricted stock units were antidilutive because of the net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and nine months ended September 30, 2017 and 2016, potential gross common shares of 3.2 million and 2.7 million, respectively, were antidilutive and not included in computing diluted EPS. An additional 0.6 million and 1.2 million performance vesting restricted stock and performance vesting restricted stock units were excluded from the computation of potential common shares for the three and nine months ended September 30, 2017 and 2016, respectively, because the conditions for vesting had not been met as of the balance sheet date.
Note 7— Investments
The Company’s investments in debt securities with maturities at purchase greater than three months are classified as “available-for-sale.” Changes in fair value are reflected in other comprehensive income (loss). The carrying amounts of the Company’s investments in available-for-sale securities as of September 30, 2017 are shown in the table below (in thousands):

		Unrealized Loss
	Cost		Fair Value
Short-term available-for-sale securities	$27,933	$(7)	$27,926
Note 8— Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Trade accounts receivable	$36,180	$156,705
Unbilled receivables	7,666	17,264
Advance billings	5,090	1,915
Short-term investment in sales-type lease	9,555	8,683
Other receivables	4,724	13,395
	63,215	197,962
Allowance for doubtful accounts	(28)	(21)
Accounts and other receivables, net	$63,187	$197,941
Unbilled receivables represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of September 30, 2017 and December 31, 2016, accounts receivable included $23.5 million and $104.6 million, respectively, that resulted from sales to the U.S. government and system acquisitions primarily funded by the U.S. government (“U.S. Government”). Of these amounts, $1.5 million and $1.4 million were unbilled as of September 30, 2017 and December 31, 2016, respectively, based upon contractual billing arrangements with these customers. As of September 30, 2017, one non-U.S.

Government customer accounted for 15% of total accounts and other receivables. As of December 31, 2016, two non-U.S. Government customers accounted for 24% of total accounts and other receivables.
Note 9— Sales-type Lease
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
The following table shows the components of the net investment in the sales-type lease as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Total minimum lease payments to be received	$45,417	$52,224
Less: executory costs	(7,837)	(10,139)
Net minimum lease payments receivable	37,580	42,085
Less: unearned income	(1,641)	(2,352)
Net investment in sales-type lease	35,939	39,733
Less: long-term investment in sales-type lease	(26,384)	(31,050)
Investment in sales-type lease included in accounts and other receivables	$9,555	$8,683
As of September 30, 2017, minimum lease payments for each of the succeeding four fiscal years are as follows (in thousands):

2017 (less than 1 year)	$3,499
2018	15,071
2019	15,350
2020	11,497
Total minimum lease payments to be received	$45,417
Note 10— Inventory
Inventory consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Components and subassemblies	$42,107	$31,695
Work in process	88,967	39,894
Finished goods	66,995	16,665
Total	$198,069	$88,254
Finished goods inventory of $23.3 million and $10.5 million was located at customer sites pending acceptance as of September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, two customers accounted for $45.3 million of finished goods inventory, and at December 31, 2016, two customers accounted for $11.9 million of finished goods inventory.
The Company did not write off any inventory during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company wrote off $0.2 million of inventory.

Note 11— Deferred Revenue
Deferred revenue consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Deferred product revenue	$13,052	$14,274
Deferred service revenue	86,391	96,113
Total deferred revenue	99,443	110,387
Less: long-term deferred revenue	(31,409)	(27,258)
Deferred revenue in current liabilities	$68,034	$83,129
As of September 30, 2017 and December 31, 2016, the U.S. Government accounted for $36.3 million and $60.3 million, respectively, of total deferred revenue. As of September 30, 2017 and December 31, 2016, no non-U.S. Government customers accounted for more than 10% of total deferred revenue. Deferred service revenue as of September 30, 2017 included $11.7 million that was assumed by the Company as part of the strategic transaction with Seagate, which is described in Note 3, “Strategic Transaction”.
Note 12— Contingencies
The Company is subject to patent lawsuits brought by Raytheon Company, or Raytheon. The first suit was brought by Raytheon on September 25, 2015 in the Eastern District of Texas (Civil Action No. 2:15-cv-1554) asserting infringement of four patents owned by Raytheon. Two of the asserted patents relate to computer hardware alleged to be encompassed by Cray’s current and past products, and the two remaining asserted patents relate to features alleged to be performed by certain third-party software that Cray optionally includes as part of its product offerings.  A second suit was brought by Raytheon on April 22, 2016 in the Eastern District of Texas (Civil Action No. 2:16-cv-423) asserting infringement of five patents owned by Raytheon. In this second suit, all five asserted patents relate to features alleged to be performed by certain third-party software that Cray optionally includes as part of its product offerings. As of July 18, 2017, trial in the first action has been stayed by the trial court until further notice from the court.  The United States Court of Appeals for the Federal Circuit granted Cray’s petition for writ of mandamus and overturned the trial court’s determination that venue was proper in the Eastern District of Texas.  The Federal Circuit also remanded so the district court could determine where the case should be transferred, but the trial court has not yet ruled on that issue.  Trial in the second action is currently stayed pending resolution of the first action.  The Company is vigorously defending these actions. The probable outcome of either litigation cannot be determined, nor can the Company estimate a range of potential loss. Based on its review of the matters to date, the Company believes that it has valid defenses and claims in each of the two lawsuits.  As a result, the Company considers the likelihood of a material loss related to these matters to be remote.
Note 13— Share-Based Compensation
The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the three month period ended September 30, 2016 and nine month periods ended September 30, 2017 and September 30, 2016. There were no grants during the three month period ended September 30, 2017:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2017	2016
Risk-free interest rate	0.96%	1.61%	1.12%
Expected dividend yield	—%	—%	—%
Volatility	50.95%	54.20%	50.86%
Expected life	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$12.69	$7.75	$13.23
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied to the Company’s stock option grants during the nine months ended September 30, 2017 and the three and nine months ended September 30, 2016 was 8.0%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period.
A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2016	1,989,137	$16.99
Grants	304,500	$17.98
Exercises	(80,757)	$8.54
Canceled and forfeited	(57,766)	$28.86
Outstanding at September 30, 2017	2,155,114	$17.13	5.5
Exercisable at September 30, 2017	1,590,128	$14.91	4.3
Available for grant at September 30, 2017	3,014,293
As of September 30, 2017, there was $11.9 million of aggregate intrinsic value of outstanding stock options, including $11.5 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its third quarter of 2017 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2017. During the three and nine months ended September 30, 2017, stock options covering 67,234 and 80,757 shares of common stock, respectively, with a total intrinsic value of $0.7 million and $0.9 million, respectively, were exercised. During the three and nine months ended September 30, 2016, stock options covering 26,142 and 166,687 shares of common stock, respectively, with a total intrinsic value of $0.4 million and $4.0 million, respectively, were exercised.
The fair value of unvested restricted stock and unvested restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
A summary of the Company’s unvested restricted stock grants and changes during the nine months ended September 30, 2017 is as follows:

	Service Vesting Restricted Shares		Performance Vesting Restricted Shares		Total Restricted Shares
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	256,802	$26.43	513,500	$15.00	770,302	$18.81
Granted	44,002	$17.55	—	$—	44,002	$17.55
Forfeited	(23,909)	$30.93	(476,000)	$14.88	(499,909)	$15.65
Vested	(153,717)	$25.24	—	$—	(153,717)	$25.24
Outstanding at September 30, 2017	123,178	$23.87	37,500	$16.52	160,678	$22.15
The estimated forfeiture rate applied to the Company’s service vesting restricted share grants during the three and nine months ended September 30, 2017 and 2016, was 8.0%. The aggregate fair value of restricted stock vested during the three and nine months ended September 30, 2017, was $0.5 million and $2.8 million, respectively. The aggregate fair value of restricted stock vested during the three and nine months ended September 30, 2016, was $5.1 million and $7.5 million, respectively. The performance vesting restricted shares are subject to performance measures that are currently not considered “probable” of attainment and as such, no compensation cost has been recorded for these shares. The performance vesting restricted shares are eligible to vest in 2017.

A summary of the Company’s unvested restricted stock unit grants and changes during the nine months ended September 30, 2017 is as follows:

	Service Vesting Restricted Stock Units		Performance Vesting Restricted Stock Units		Total Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	425,721	$30.89	656,285	$30.49	1,082,006	$30.65
Granted	714,950	$18.29	26,000	$20.25	740,950	$18.36
Forfeited	(54,474)	$29.14	(133,200)	$30.04	(187,674)	$29.78
Vested	(120,935)	$30.65	—	$—	(120,935)	$30.65
Outstanding at September 30, 2017	965,262	$21.69	549,085	$30.12	1,514,347	$24.74
The estimated forfeiture rate applied to the Company’s service vesting restricted stock unit grants during the three and nine months ended September 30, 2017 and 2016, was 8.0%. The aggregate fair value of restricted stock units vested during the three and nine months ended September 30, 2017, was $0.6 million and $2.2 million, respectively. The aggregate fair value of restricted stock units vested during the three and nine months ended September 30, 2016, was $0.6 million and $1.8 million, respectively. Restricted stock units are not outstanding shares and do not have any voting or dividend rights. At the time of vesting, a share of common stock representing each restricted stock unit vested will be issued by the Company. The performance vesting restricted stock units are subject to performance measures that are currently not considered “probable” of attainment and as such, no compensation cost has been recorded for these units. The performance vesting restricted stock units are eligible to vest between 2017 and 2020.
Including performance-based equity awards, the Company had $38.2 million of total unrecognized compensation cost related to unvested stock options, unvested restricted stock and unvested restricted stock units as of September 30, 2017. Excluding the $17.2 million of unrecognized compensation cost related to unvested restricted stock and unvested restricted stock units that are subject to performance measures that are currently not considered “probable” of attainment, unrecognized compensation cost is $21.0 million. No compensation expense is recognized for unvested restricted stock or unvested restricted stock units subject to performance measures that are not considered “probable” of attainment. Unrecognized compensation cost related to unvested stock options and unvested non-performance-based restricted stock is expected to be recognized over a weighted average period of 3.0 years.
The following table sets forth the gross share-based compensation cost resulting from stock options, unvested restricted stock and unvested restricted stock units that were recorded in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of product revenue	$73	$78	$189	$243
Cost of service revenue	59	59	194	195
Research and development, net	798	834	2,596	2,365
Sales and marketing	650	907	1,850	2,614
General and administrative	1,005	861	2,814	2,969
Total	$2,585	$2,739	$7,643	$8,386
Note 14— Taxes
The Company’s effective tax rates for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Effective tax rates	39%	18%	37%	22%
The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 39% and 37% for the three and nine months ended September 30, 2017, was the result of research and development tax credits and other permanent items. One of the permanent items for the three and nine months ended September 30, 2017 was the $4.4 million gain from the strategic transaction which was not taxable under Federal income tax law. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 18% and 22% for the three and nine months ended September 30, 2016, respectively, was a reduction in the Company’s business outlook for 2016, which substantially increased the impact that the Company’s research and development tax credit had on its effective tax rate. Other significant reconciling items that impacted the Company’s effective tax rate included excess tax benefits related to share-based compensation and state taxes.
The Company continues to provide a valuation allowance against specific U.S. deferred tax assets and a valuation allowance against deferred tax assets arising in a limited number of foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. As of September 30, 2017, the Company had $105.1 million of net deferred tax assets which included deferred tax assets of $9.0 million related to federal net operating loss carryforwards that will expire between 2019 and 2021 and a deferred tax asset of $1.3 million related to a federal research and development tax credit that will expire in 2021. The assessment of the Company’s ability to utilize its deferred tax assets includes an assessment of all known business risks and industry trends, forecasted domestic and international earnings over a number of years. The Company has also evaluated a number of tax planning strategies that should, if implemented, enable the Company to utilize its tax attributes before they expire. In a future period the Company’s assessment of the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If the Company’s conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period it could record a substantial tax provision or benefit in the Condensed Consolidated Statement of Operations when that occurs.
Note 15— Segment Information
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
Storage and Data Management
Storage and Data Management offers Cray DataWarp, Sonexion and beginning in September 2017, ClusterStor, as well as other third-party storage products and their ongoing maintenance as well as system analysts.
Maintenance and Support
Maintenance and Support provides ongoing maintenance of Cray supercomputers, big data storage and analytics systems, as well as system analysts.
Engineering Services and Other
Included within Engineering Services and Other are the Company’s analytics business and Custom Engineering.

The following table presents revenues and gross margins for the Company’s operating segments for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Supercomputing	$47,918	$60,730	$142,933	$216,125
Storage and Data Management	11,046	12,330	42,335	50,755
Maintenance and Support	31,701	26,292	92,483	79,862
Engineering Services and Other	20,736	4,391	40,598	16,355
Elimination of inter-segment revenue	(31,701)	(26,292)	(92,483)	(79,862)
Total revenue	$79,700	$77,451	$225,866	$283,235

Gross Profit:
Supercomputing	$18,807	$18,322	$50,630	$74,893
Storage and Data Management	3,345	3,917	15,564	18,091
Maintenance and Support	16,501	8,447	45,078	30,530
Engineering Services and Other	6,340	1,362	14,450	6,740
Elimination of inter-segment gross profit	(16,501)	(8,447)	(45,078)	(30,530)
Total gross profit	$28,492	$23,601	$80,644	$99,724
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
The Company’s geographic operations outside the United States include sales and service offices in Europe and the Middle East, South America, Asia Pacific and Canada. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2017	2016	2017	2016	2017	2016
Three months ended September 30,
Product revenue	$38,007	$45,412	$7,273	$2,273	$45,280	$47,685
Service revenue	23,298	19,335	11,122	10,431	34,420	29,766
Total revenue	$61,305	$64,747	$18,395	$12,704	$79,700	$77,451

	United States		Other Countries		Total
	2017	2016	2017	2016	2017	2016
Nine months ended September 30,
Product revenue	$90,148	$101,347	$27,791	$86,677	$117,939	$188,024
Service revenue	74,500	64,080	33,427	31,131	107,927	95,211
Total revenue	$164,648	$165,427	$61,218	$117,808	$225,866	$283,235
Sales to the U.S. Government totaled approximately $53.7 million and $145.3 million for the three and nine months ended September 30, 2017, respectively, compared to approximately $51.4 million and $140.4 million for the three and nine months ended September 30, 2016, respectively. For the nine months ended September 30, 2017, no non-U.S. Government or foreign country accounted for more than 10% of total revenue. For the nine months ended September 30, 2016, one non-U.S. Government customer accounted for 12% of total revenue, while revenue in the United Kingdom and Australia accounted for 31% of total revenue.

Note 16— Restructuring
In July 2017, the Company implemented a restructuring plan intended to reduce the Company’s operating costs and better align its workforce with long-term business strategies. The restructuring plan involved reducing the Company’s workforce by approximately 190 employees, with the vast majority of such terminations effective in July 2017. For the three and nine months ended September 30, 2017, the Company recorded $7.7 million in expense in connection with the restructuring plan, primarily related to employee severance. The majority of the cash payments related to the restructuring charges were paid during the third quarter of 2017. The actions associated with the restructuring plan are expected to be completed by the end of the first quarter of 2018. Restructuring charges associated with the restructuring plan were included in restructuring on the company’s Condensed Consolidated Statements of Operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “continue,” “estimates,” “projects,” “predicts” and “potential” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, and examples of forward-looking statements include any projections of earnings, revenue or other results of operations or financial results; any statements of the plans, strategies, objectives and beliefs of our management; any statements concerning proposed new products, technologies or services; any statements regarding potential new markets or applications for our products; any statements regarding the impact and effects of the acquisition of Seagate’s ClusterStor line of business; any statements regarding technological developments or trends; any statements regarding future research and development or co-funding for such efforts; any statements regarding future expansions of our facilities and offices; any statements regarding future market and economic conditions; any statements regarding the expected vesting of our performance-based equity awards; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part II and other sections of this report and our other filings with the U.S. Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise, except as otherwise required by law.
Overview
We design, develop, manufacture, market and service products primarily at the high-end of the high performance computing, or HPC, market, commonly known as supercomputers. We provide storage, data analytics and artificial intelligence solutions leveraging more than four decades of delivering the world’s most advanced computing systems. We also provide software, system maintenance and support services and engineering services related to supercomputer systems and our storage, data analytics and artificial intelligence solutions. Our customers include domestic and foreign government and government-funded entities, academic institutions and commercial entities. Our key target markets are the supercomputing portion of the HPC market and the expanding big data markets. We provide customer-focused solutions based on three main models: (1) tightly integrated supercomputing and/or storage solutions, complete with highly tuned software, that stress capability, scalability, sustained performance and reliability at scale; (2) differentiated “cluster” supercomputing and storage solutions based upon utilizing best-of-breed components and working with our customers to define solutions that meet specific needs; and (3) integrated solutions that combine industry standard tools for large-scale analytics and artificial intelligence applications, as well as innovative graph analysis tools, and specialized computing platforms. All of our solutions also emphasize total cost of ownership, scalable performance and data center flexibility as key features. Our continuing strategy is to gain market share in the supercomputer market segment, extend our technology leadership and differentiation, maintain our focus on execution and profitability and grow by continuing to expand our share and addressable market in areas where we can leverage our experience and technology, such as in high performance storage systems and powerful analytic tools for large volumes of data, popularly referred to as “big data.” We also meet diverse customer requirements by combining supercomputing, cluster supercomputing, and big data described above, into unique solutions offerings that work in a workflow-driven datacenter environment.
Summary of First Nine Months of 2017 Results
Total revenue decreased $57.4 million for the first nine months of 2017 compared to the first nine months of 2016, from $283.2 million to $225.9 million, due to lower product revenue. Product revenue was $70.1 million lower in the first nine months of 2017 as compared to the first nine months of 2016, substantially driven by a slow-down in the segments of the high-end of the supercomputing market that we target, as well as the timing of contracts and deliveries. Our product revenue is subject to significant quarter-to-quarter fluctuations and can be concentrated in particular quarters, often the fourth quarter. It is dependent on factors such as the timing of new product releases, the timing of customer acceptances, the timing and level of customer procurements and budgets, market conditions, and the availability of certain key components, among other factors as described under Item 1A. Risk Factors.
Net loss for the first nine months of 2017 was $36.3 million compared to net loss of $41.2 million for the same period in 2016. The impact of lower revenue and the restructuring charges we incurred in the third quarter of 2017 were more than offset by increased reimbursements for research and development, the gain on the strategic transaction with Seagate, and an increase of $9.6 million in income tax benefit for the nine months ended September 30, 2017 compared to the same period in 2016.
Net cash used in operating activities was $38.7 million for the first nine months of 2017 compared to net cash used in operating activities of $133.5 million for the first nine months of 2016. Net cash used in operating activities for the first nine months of 2017 was primarily driven by an increase of $107.6 million in inventory as a result of system builds for future deliveries and our net loss, adjusted for non-cash items, of $41.6 million. These amounts were partially offset by collections from customers that resulted in a decrease of $137.6 million in accounts and other receivables.
Market Overview and Challenges
Significant trends in the HPC industry include:

•	supercomputing with many-core commodity processors driving increasing scalability requirements;

•	increased micro-architectural diversity, including increased usage of many-core processors and accelerators, as the rate of increases in per-core performance slows;

•	data I/O and capacity needs growing much faster than computational needs;

•	technology innovations in memory and storage allowing for faster data access such as high bandwidth memory (HBM), NVRAM, SSDs and flash devices;

•	the commoditization of HPC hardware, particularly processors and system interconnects;

•	the growing concentration of very large suppliers of key computing, memory and storage components in the industry;

•	the growing commoditization of software, including plentiful building blocks and more capable open source software;

•	electrical power requirements becoming a design constraint and driver in total cost of ownership determinations;

•	increasing use of analytics technologies (Hadoop, Spark, NoSQL and Graph) in both the HPC and big data markets;

•	the rise of artificial intelligence along with machine learning and deep learning technologies which utilize HPC technologies for performance and scale;

•	cloud computing as a solution for loosely-coupled HPC applications;

•	large increases in memory prices during the past year; and

•	the recent decrease in demand for supercomputers and the significant variability in market demand from quarter-to-quarter and year-to-year.
Several of these trends have recently impacted the growth rate and related improvements in price-performance of products in the industry and has contributed to the expansion and acceptance of loosely-coupled cluster systems using processors manufactured by Intel, AMD and others combined with commercially available, commodity networking and other components, particularly in the middle and lower segments of the HPC market. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is sometimes the dominant factor in HPC procurements. Vendors of such systems often put pricing pressure on us, resulting in lower margins in competitive procurements.
In the market for the largest, and most scalable systems, those often costing in excess of $5 million, the use of generally available network components can result in increasing data transfer bottlenecks as these components do not balance processor power with network communication and system software capability. With increasing processor core counts due to new many-core processors, these unbalanced systems will typically have lower productivity, especially in larger systems running more complex applications. We and others augment standard microprocessors with other processor types, such as graphics processing units and many-core attached processors, in order to increase computational power, further complicating programming models. In addition, with increasing scale, bandwidth and processor core counts, large computer systems use progressively higher amounts of power to operate and require special cooling capabilities.

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
In storage, we are developing and delivering high value products for the high performance parallel storage market. Our recent transaction with Seagate enhances our capabilities in storage and data management. Our storage products are primarily positioned to enable tight integration of storage to computing solutions and/or utilize parallel file processing technologies and facilitate storage across multiple data tiers. We support open source parallel file systems and protocols such as Lustre.
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
Gross profit margin.    Gross profit margin is impacted by revenue and our cost to build and deliver our products and services. Our services tend to carry higher gross profit margins than our products. We often bid contracts and commit to future system performance where certain key components are not available in the market at the time of bid and/or whose price might change from what was expected. While we have experience doing so, such actions are inherently risky and can impact our gross profit margin significantly in any period. For example, memory prices have more than doubled in less than a year which has had a significant impact on our reported gross profit margin. To mitigate this and other similar risks, we monitor the cost of components, manufacturing, and installation of our products. In assessing our service gross profit margin, we monitor headcount levels and third-party costs.
Operating expenses.    Our operating expenses are driven primarily by headcount and compensation expense, contracted third-party research and development services, and incentive compensation expense. As part of our ongoing expense management efforts, we continue to monitor headcount levels in specific geographic and operational areas. With the recent reduction in revenue levels, we reduced the size of our workforce in the third quarter of 2017. However, the recent transaction with Seagate will significantly offset this reduction but should help increase revenue and improve storage gross profit margin in the future.
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

Results of Operations
Our revenue, results of operations and cash balances fluctuate significantly from period-to-period. These fluctuations are due to such factors as the strength or weakness of the HPC market, high average sales prices and limited number of sales of our products with variable gross margin levels, the timing of purchase orders and product deliveries, the availability of components, the revenue recognition accounting policy of generally not recognizing product revenue until customer acceptance and other contractual provisions have been fulfilled, the timing of payments for product sales, maintenance services, government research and development funding, the impact of the timing of new products on customer orders, and purchases of inventory during periods of inventory build-up. As a result of these factors, revenue, gross margin, expenses, cash, receivables, inventory and other related financial statement items have in the past varied, and are expected to continue to vary, significantly from quarter-to-quarter and year-to-year.
Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three and nine months ended September 30, 2017 and 2016, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product revenue	$45,280	$47,685	$117,939	$188,024
Less: Cost of product revenue	35,090	33,552	89,356	125,189
Product gross profit	$10,190	$14,133	$28,583	$62,835
Product gross profit margin	23%	30%	24%	33%
Service revenue	$34,420	$29,766	$107,927	$95,211
Less: Cost of service revenue	16,118	20,298	55,866	58,322
Service gross profit	$18,302	$9,468	$52,061	$36,889
Service gross profit margin	53%	32%	48%	39%
Total revenue	$79,700	$77,451	$225,866	$283,235
Less: Total cost of revenue	51,208	53,850	145,222	183,511
Total gross profit	$28,492	$23,601	$80,644	$99,724
Total gross profit margin	36%	30%	36%	35%
Product Revenue
Product revenue for the three and nine months ended September 30, 2017 and 2016 was primarily from sales of our Cray XC and Cray CS supercomputing systems and Sonexion storage systems. Product revenue was $2.4 million and $70.1 million lower for the three and nine months ended September 30, 2017, respectively, as compared to the three and nine months ended September 30, 2016, substantially driven by a slow-down in the segments of the high-end of the supercomputing market that we target, as well as the timing of contracts and deliveries.
Service Revenue
Service revenue for the three months ended September 30, 2017 was $34.4 million compared to $29.8 million for the same period in 2016. Service revenue for the nine months ended September 30, 2017 was $107.9 million compared to $95.2 million for the same period in 2016. The increase in service revenue for both periods was driven by increased maintenance revenue, which continues to be driven by our larger installed system base, including the benefit from longer lifetime of installed systems, and milestone completions on certain engineering services contracts.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue increased by $1.5 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and decreased by $35.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. For the three months ended September 30, 2017, product gross profit margin decreased 7 percentage points to 23% compared to 30% in the same period in 2016. For the nine months ended September 30, 2017, product gross profit margin decreased 9 percentage points to 24% from 33% in the same period in 2016. In the three months ended September 30, 2017, it was determined that a large contract with product delivery scheduled in 2018 would be performed at a loss of $4.1 million. The loss is attributable in part to higher component costs, predominantly for memory, changes in the configuration of the system from the time of bid, and changes in exchange rate. We recorded the full amount of the loss in the third quarter of 2017, which negatively affected margins for the three and nine months ended September 30, 2017. Product gross profit margin in any one period may not be indicative of future results as product gross profit margin can vary significantly between contracts for many reasons.
Cost of Service Revenue and Service Gross Profit
For the three months ended September 30, 2017, cost of service revenue decreased by $4.2 million compared to the same period in 2016. For the nine months ended September 30, 2017, cost of service revenue decreased by $2.5 million compared to the same period in 2016. Service gross profit margin for the three months ended September 30, 2017 increased by 21 percentage points to 53% compared to 32% for the same period in 2016. Service gross profit margin for the nine months ended September 30, 2017 increased by 9 percentage points to 48% compared to 39% in the same period in 2016. Service gross profit margins for the three and nine months ended September 30, 2016 were unusually low as the result of $2.5 million and $3.0 million, respectively, of costs incurred to replace a high-value third party component in a customer system. The improved gross profit margin for both periods also benefited, in part, from the leveraging of our fixed service costs.
Research and Development Expenses
Research and development expenses for the three and nine months ended September 30, 2017 and 2016, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Gross research and development expenses	$32,836	$32,427	$104,637	$94,403
Less: Amounts included in cost of revenue	(927)	(2,241)	(8,486)	(8,967)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(5,283)	(1,102)	(19,560)	(3,113)
Net research and development expenses	$26,626	$29,084	$76,591	$82,323
Percentage of total revenue	33%	38%	34%	29%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and third party contract engineering expenses.
For the three months ended September 30, 2017, gross research and development expenses increased by $0.4 million compared to the same period in 2016. For the nine months ended September 30, 2017, gross research and development expenses increased by $10.2 million compared to the same period in 2016. The increase in gross research and development expenses for the nine months ended September 30, 2017 was due to increased investments in the development of new products and higher costs related to our engineering services contracts, which included higher third party costs. Total third party costs increased by $3.6 million, driven primarily by engineering services provided under revenue generating contracts or expenditures for which we will be reimbursed. We also increased our average headcount which resulted in compensation costs increasing by $4.3 million compared to the same period in 2016.
Net research and development expenses decreased by $2.5 million for the three months ended September 30, 2017 compared to the same period in 2016. Net research and development expenses decreased by $5.7 million for the nine months ended September 30, 2017 compared to the same period in 2016. The decrease for both periods was a result of increased reimbursements for research and development related to new development projects. We anticipate that reimbursed research and development will continue to vary significantly from period to period but will remain at relatively high levels over the next couple of years as a result of these projects. The amount and timing of research and development costs related to engineering development contracts and the level of reimbursement from third parties for research and development projects varies significantly from period to period, often due to the timing of milestone acceptances, and can have a significant impact on net reported research and development expense in any period.

Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three and nine months ended September 30, 2017 and 2016, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales and marketing	$13,392	$15,010	$43,292	$46,391
Percentage of total revenue	17%	19%	19%	16%
General and administrative	$7,022	$7,968	$23,024	$24,325
Percentage of total revenue	9%	10%	10%	9%
Sales and Marketing. Sales and marketing expense for the three months ended September 30, 2017 decreased by $1.6 million from the same period in 2016. Sales and marketing expense for the nine months ended September 30, 2017 decreased by $3.1 million from the same period in 2016. We lowered our average headcount which resulted in compensation costs decreasing by $1.8 million and $2.7 million, respectively, compared to the same periods in 2016.
General and Administrative. General and administrative expense for the three months ended September 30, 2017 decreased by $0.9 million from the same period in 2016. General and administrative expense for the nine months ended September 30, 2017 decreased by $1.3 million from the same period in 2016. The decrease in general and administrative expense for the three months ended September 30, 2017 was primarily attributable to a decrease in legal costs compared to the same period in 2016, related to our ongoing litigation with Raytheon, which is described in Note 12, “Contingencies” in the Notes to our Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q. The decrease in general and administrative expense for the nine months ended September 30, 2017 was primarily attributable to the $2.3 million termination fee for our St. Paul facility that was expensed in the second quarter of 2016, partially offset by increased legal costs in 2017 related to our ongoing litigation with Raytheon. Due to the current status of our ongoing litigation with Raytheon, legal expenses may vary over the next several quarters and will likely remain at above historical levels until the matter is resolved.
Restructuring
In the third quarter of 2017, we implemented a restructuring plan to reduce our operating costs and better align our workforce with long-term business strategies. The restructuring plan reduced our workforce by approximately 190 employees, with the vast majority of such terminations effective in July 2017. For the three and nine months ended September 30, 2017, we recorded $7.7 million in expense in connection with the restructuring plan, primarily related to employee severance.
Other Income (Expense), net
For the three and nine months ended September 30, 2017, we recognized net other income of $4.2 million and $5.4 million, respectively, compared to net other expense of $0.3 million and $1.2 million, respectively, for the same periods in 2016. Net other income and expense for the three and nine months ended September 30, 2017 and 2016 included gains and losses from foreign currency transactions, investments and disposals of assets. Net other income for the three and nine months ended September 30, 2017, included a $3.3 million gain from the sale of an investment in a private company.
Interest Income, net
Our interest income and interest expense for the three and nine months ended September 30, 2017 and 2016, respectively, were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income	$941	$548	$2,732	$1,597
Interest expense	(61)	(4)	(77)	57
Interest income, net	$880	$544	$2,655	$1,654
Interest income, net for the three and nine months ended September 30, 2017 increased as compared to the same periods in 2016 due to amortization of unearned income on a sales-type lease with a customer. Amortization was higher for the three and nine months ended September 30, 2017 compared to the same periods in 2016 due to our having delivered a second high performance computing solution to that same customer in the second quarter of 2016, as planned in the contract.

Gain on Strategic Transaction
In the third quarter of 2017, we completed a strategic transaction with Seagate Cloud Systems Inc. centered around the addition of Seagate’s ClusterStor high-performance storage business. As part of the transaction, we have assumed customer support obligations associated with the ClusterStor product line and have added more than 125 employees and contractors. For the three and nine months ended September 30, 2017, we recognized a gain of approximately $4.4 million associated with the transaction.
Taxes
Our effective tax rates were approximately 39% and 37% for the three and nine months ended September 30, 2017 compared to 18% and 22% for the three and nine months ended September 30, 2016.The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 39% and 37% for the three and nine months ended September 30, 2017 was the result of research and development tax credits and other permanent items. One of the permanent items for the three and nine months ended September 30, 2017 was the $4.4 million gain from the strategic transaction which was not taxable under Federal income tax law. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 18% and 22% for the three and nine months ended September 30, 2016 was a reduction in our business outlook during the second quarter of 2016, which substantially increased the impact that our research and development tax credit had on our effective tax rate. Other significant reconciling items that affected our effective tax rate included excess tax benefits related to share-based compensation, and state taxes.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606, or ASU 2014-09, to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Adoption of ASU 2014-09 was initially required for fiscal and interim reporting periods beginning after December 15, 2016 using either of two methods: (i) retrospective to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09 (full retrospective method); or (ii) retrospective with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09 (modified retrospective method).
In August 2015, FASB issued Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date: Topic 606, or ASU 2015-14, that deferred the effective date of ASU 2014-09 by one year. Application of the new revenue standard is permitted for fiscal and interim reporting periods beginning after December 15, 2016 and required for fiscal and interim reporting periods beginning after December 15, 2017. We are currently evaluating the impact of the adoption of ASU 2014-09. Based on our analysis thus far, we believe the impact of adopting the new guidance will be immaterial to our annual and interim financial statements. We believe that the impact will be limited to the identification of a significant financing component in a small number of our contracts with customers. We will also be required to make additional disclosures under the new guidance. We continue to assess the impact on all areas of our revenue recognition, disclosure requirements, and changes that may be necessary to our internal controls over financial reporting. We plan to adopt this standard in the first quarter of 2018 using the modified retrospective method.
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
In August 2017, FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. The new standard simplifies and expands the eligible hedging strategies for financial and nonfinancial risks. It also enhances the transparency of how hedging results are presented and disclosed. Further, the new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings. Adoption of ASU 2017-12 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. We are currently evaluating the potential impact of the pending adoption of ASU 2017-12 on our consolidated financial statements.

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
In the third quarter of 2017, we implemented a restructuring plan to reduce our operating costs and better align our workforce with long-term business strategies. The restructuring plan reduced our workforce by approximately 190 employees, with the vast majority of such terminations effective in July 2017. For the three and nine months ended September 30, 2017, we recorded $7.7 million in expense in connection with the restructuring plan, primarily related to employee severance. The majority of the cash payments related to the restructuring charges were paid during the third quarter of 2017.
In September of 2017, we completed a strategic transaction with Seagate Cloud Systems Inc. centered around the addition of Seagate’s ClusterStor high-performance storage business. As part of the transaction, we have assumed customer support obligations associated with the ClusterStor product line and have added more than 125 employees and contractors. We also received $8.0 million in cash at closing and anticipate that we will receive approximately $1.0 million to $2.0 million in additional cash in the next few months as part of post-closing adjustments based on the final analysis of obligations to be assumed.
Cash and cash equivalents decreased by $71.1 million, from $223.0 million at December 31, 2016 to $151.9 million at September 30, 2017. As of September 30, 2017, we had working capital of $336.8 million compared to $373.0 million as of December 31, 2016.
Cash flow information included the following (in thousands):

	Nine Months Ended September 30,
	2017	2016
Cash provided by (used in):
Operating Activities	$(38,684)	$(133,489)
Investing Activities	$(32,740)	$12,043
Financing Activities	$(811)	$(641)
Operating Activities. Net cash used in operating activities was $38.7 million for the first nine months of 2017 compared to net cash used in operating activities of $133.5 million for the first nine months of 2016. Net cash used in operating activities in the first nine months of 2017 was primarily driven by an increase of $107.6 million in inventory as a result of system builds for future deliveries and the net loss, adjusted for non-cash items, of $41.6 million. These amounts were partially offset by collections from customers that resulted in a decrease of $137.6 million in accounts and other receivables.
Net cash used in operating activities in the first nine months of 2016 was primarily driven by an increase of $133.6 million in inventory as a result of system builds for future acceptances.
Investing Activities. Net cash used in investing activities was $32.7 million for the nine months ended September 30, 2017, compared to $12.0 million net cash provided by investing activities for the same period in 2016. Net cash used in investing activities for the nine months ended September 30, 2017 was primarily due to purchases of debt securities of $94.9 million and purchases of property and equipment of $15.6 million, mostly related to leasehold improvements for our new facilities in Bloomington, Minnesota. These amounts were partially offset by sales and maturities of debt securities of $66.6 million. Net cash provided by investing activities for the nine months ended September 30, 2016 was due to sales and maturities of debt securities of $30.3 million, partially offset by purchases of debt securities of $16.2 million.
Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2017 was $0.8 million compared to $0.6 million net cash used in financing activities for the same period in 2016. Net cash flows from financing activities for both periods resulted primarily from statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock awards, offset by cash received from the issuance of common stock from the exercise of options and from the issuance of stock through our employee stock purchase plan.

In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of September 30, 2017 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2017 (Less than 1 Year)	2018-2019	2020-2021	Thereafter
Development agreements	$22,042	$7,485	$14,542	$15	$—
Operating leases	55,688	1,865	14,251	12,518	27,054
Total contractual cash obligations	$77,730	$9,350	$28,793	$12,533	$27,054
As of September 30, 2017, we had a $50.0 million revolving line of credit, or Credit Facility, with Wells Fargo Bank, National Association, designed to be used for general corporate purposes, including working capital requirements and capital expenditures. The Credit Facility also supports the issuance of letters of credit. The Credit Facility is secured by a first priority lien in all of our accounts receivable and other rights to payment, general intangibles, inventory and equipment.
Any borrowings under the Credit Facility bear interest at either a fluctuating rate equal to the daily one month LIBOR rate plus a margin of 1.25% or a fixed interest rate for one, three or six months equal to the LIBOR rate for the applicable period plus a margin of 1.25%. We are also required to pay the lender customary letter of credit fees, and a commitment fee of 0.18% per annum in respect of the unutilized commitment amount under the Credit Facility. The Credit Facility requires that we maintain certain financial ratios and restricts our ability to incur additional indebtedness, pay dividends or distributions, create liens on assets, and engage in certain other activities. We were in compliance with all of our financial covenants as of September 30, 2017. The Credit Facility matures in December 2017. We have begun discussions with the bank that may result in changes to the size and terms of this arrangement.
We made no draws and had no outstanding cash borrowings on the line of credit as of September 30, 2017.
As of September 30, 2017, we had $14.9 million in USD equivalent value in outstanding letters of credit and $2.9 million in restricted cash, primarily associated with certain letters of credit to secure customer prepayments and other customer related obligations.
In our normal course of operations, we have development arrangements under which we engage third-party engineering resources to work on our research and development projects. For the nine months ended September 30, 2017, we incurred $13.7 million for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2016 and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of September 30, 2017 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice among acceptable accounting methods or may require substantial judgment or estimation.
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
As of September 30, 2017, we had approximately $114 million of net deferred tax assets before application of a valuation allowance. As of September 30, 2017, net deferred tax assets after reduction by the valuation allowance of $9 million were $105 million. Included in our deferred tax assets are deferred tax assets of $9.0 million related to federal net operating loss carryforwards that will expire between 2019 and 2021 and a deferred tax asset of $1.3 million related to a federal research and development tax credit that will expire in 2021. The assessment of our ability to utilize our deferred tax assets included an assessment of all known business risks and industry trends, forecasted domestic and international earnings over a number of years. We have also evaluated a number of tax planning strategies that should, if implemented, enable us to utilize our tax attributes before they expire. Our ability to forecast results significantly into the future is severely limited due to the rapid rate of technological and competitive change in the industry in which we operate.
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
We grant performance vesting restricted stock and performance vesting restricted stock units to executives as one of the ways to align compensation with shareholder interests. Vesting of these awards is contingent upon achievement of certain performance conditions. Compensation expense for these awards is only recognized when vesting is deemed to be “probable”. Awards are evaluated for probability of vesting during each reporting period. We do not currently believe that any of our performance vesting restricted stock or performance vesting restricted stock units are “probable” of vesting.

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
As of September 30, 2017, we had entered into foreign currency exchange contracts that were designated as cash flow hedges that hedge approximately $87.6 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These foreign currency exchange contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. As of September 30, 2017, we had entered into foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment totaling $51.5 million. Unrealized gains or losses recorded in the Condensed Consolidated Statement of Operations related to these contracts are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold or purchase any currency forward exchange contracts for trading purposes. As of September 30, 2017, a hypothetical 10% unfavorable change in foreign currency exchange rates would impact our annual operating results by approximately $0.2 million.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2017 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, see “Note 12-Contingencies” in the Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

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
Although we have recorded positive annual net income since 2010, we expect to report a net loss in the current year and have experienced net losses in earlier periods and may well experience a net loss in any year in addition to quarterly losses. Net income may fluctuate significantly as a result of many factors, including as a result of reduced revenue, gross margins or significant investments we may make to grow our business even though the benefits of those investments often require many years to come to fruition and may not be realized when expected or at all. For example, we anticipate incurring significant expenditures in connection with continued investments in research and development. Due to the inherent difficulty in estimating costs associated with projects of this scale and nature, certain of the costs associated with these potential projects may be higher than estimated and it may take longer than expected to complete, if at all. In addition, while we were profitable in 2016, our revenue and profitability declined year over year, substantially driven by a slow-down in the segments of the high-end of the supercomputing market that we target. It is uncertain whether or when the segments of the high-end of the supercomputing market that we target will rebound and resume growing.
Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	our ability to secure sufficient orders at high enough gross margins for our Cray XC and Cray CS systems as well as upgrades and successor systems, such as our next generation “Shasta” system;

•	successfully delivering and obtaining sufficient customer acceptances of our Cray XC and Cray CS systems, including attached storage systems;

•
our ability to successfully integrate the ClusterStor product line and business associated sales channel and our ability to successfully generate revenue and profitability from sales of our storage and analytics and data management products, as well as upgrades and successor systems;

•	our ability to successfully and timely design for, procure and integrate competitive processors for our Cray XC and Cray CS systems and upgrades and successor systems;

•	our expense levels, including research and development expense net of any government funding;

•	delays in delivery of upgraded or new systems, longer than expected customer acceptance cycles or penalties resulting from system acceptance issues;

•	our ability to efficiently scale our internal processes to meet necessary peak requirements and growth in our business;

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

•
our ability to meet all customer requirements for acceptance. Even once a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems within the provided-for acceptance period, which has resulted in contract penalties and delays in our ability to recognize revenue from system deliveries. Most often these penalties have adversely affected revenue and gross profit at the time of revenue recognition through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. The risk of contract penalties is increased when we bid for new business prior to us or our suppliers completing development of new products and when we must estimate future system performance and costs, such as has been required with our Cray XC systems and our Sonexion storage systems, and will be frequently required for subsequent systems, such as our next generation Shasta system;

•
our ability to source competitive, key components in appropriate quantities (to have enough to sell without ending up with excess inventory that can lead to obsolescence charges), in a timely fashion and with acceptable costs and terms and conditions and that meet the performance criteria required; and

•
whether potential customers delay purchases of our products because they decide to wait for successor systems or upgrades that we or our suppliers have announced or they believe will be available in the future.

Failure to successfully develop and sell our Cray XC systems and successor systems, such as our next generation Shasta system, into the supercomputing market and recognize revenue for such systems will adversely affect our operating results.

If our current and future products targeting markets outside of our traditional markets, primarily products targeting the big data and commercial markets, are not successful, our ability to grow or even maintain our revenues and achieve and sustain profitability will be adversely affected. Our ability to materially grow or even maintain our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from products targeting markets outside of our traditional markets, including if those market segments do not grow significantly. We are currently focusing on big data analytics, artificial intelligence and storage and data management opportunities as well as the commercial market for all of our products. To grow our revenue from opportunities outside our primary markets, we must successfully and in a cost-effective manner design and develop products utilizing technologies different from our traditional supercomputing products, compete successfully with many established companies and new entrants in these markets, continue to win awards for new contracts, timely perform on existing contracts, develop our capability for broader market sales and business development and successfully develop and introduce new solution-oriented offerings, notwithstanding that these are relatively new businesses for us and we do not have significant experience targeting these markets. Big data analytics, artificial intelligence and storage and data management opportunities require significant monetary investments ahead of revenue, including product development efforts, adding experienced personnel and initiating new marketing and sales efforts and therefore may reduce net income in the short term even if ultimately successful in the longer term. In addition, if we do not successfully integrate the ClusterStor product line and related business, including more than 125 employees and contractors, our ability to generate revenue from our storage business may be adversely affected.
Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors, particularly Intel, to supply processors including graphics processing units and memory, and for most of the products, we sell and use service providers to co-develop key technologies. We purchase or subcontract the manufacturing of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, memory parts, hard disk drives and storage product enclosures, cables and power supplies, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply key software and hardware capabilities, such as file systems, solution-specific servers, disk drives and storage subsystems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors, particularly Intel, to deliver on the capabilities and pricing expected at the time we design key elements of the system and make binding bids to customers. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

•
if a supplier does not provide components or systems that meet our or their specifications in sufficient quantities and with acceptable performance, price or quality on time or deliver when required, or delays future components or systems beyond anticipated delivery dates, then sales, production, delivery, acceptance and revenue from our systems could be delayed and/or reduced and we could be subject to costly repair and/or delay costs and penalties even once delivered and accepted, which is currently happening and has happened multiple times in the past and has at times significantly lowered our revenue for a particular quarter or year;

•
if our relationship with a key supplier, such as Intel, is adversely affected, for example, due to competitive pressures or changes in company strategies and priorities, our ability to obtain components on competitive financial terms could be adversely affected;

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

•
if a key supplier is acquired or has a significant business change, as has occurred in the past, the production and sales of our systems and services may be delayed or adversely affected, or our development programs may be delayed or may be impossible to complete.

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
If the U.S. government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. Government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2014, 2015, 2016 and the first nine months of 2017, approximately 48%, 47%, 47% and 64%, respectively, of our total revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to the U.S. Government. Sales to the U.S. Government and other governments, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

•
uncertainties relating to priorities of the new administration or adverse decisions by the new administration to reduce or eliminate budgets for governmental agencies or departments that purchase or fund the purchase of our products and services;

•	Congressional and executive branch decisions in addressing budget concerns and current policy;

•	disruptions in the operations of the U.S. government, including impacts of the new administration and possible government “shutdowns”;

•	“sequestration”;

•	the downgrading of U.S. government debt or the possibility of such action;

•	the political climate in the United States focusing on cutting or limiting budgets and its effect on government budgets;

•	the limits on federal borrowing capacity;

•	changes in procurement policies;

•	budgetary considerations, including Congressional delays in completing appropriation bills as has occurred in the past;

•	domestic crises, such as costs of addressing the damage associated with storms this year in the United States and its territories;

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
We may infringe or be subject to claims that we infringe the intellectual property rights of others. We are and may in the future be subject to patent infringement and other intellectual property claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-party claimants. Companies in the technology industry and other patent, copyright, and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the intellectual property rights claims against us have grown and will likely continue to grow. For example, we are currently involved in litigation with Raytheon Company, or Raytheon, which is described in Note 12, “Contingencies” in the Notes to our Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
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
In addition, litigation can involve significant management time and attention and be expensive, as it has been with Raytheon, regardless of outcome. During the course of these litigation matters, there may be announcements of the results of hearings and motions, and other interim developments related to the litigation matters. If securities analysts or investors regard these announcements as negative, the market price of our common stock may decline.
If our cluster systems are not successful, our operating results will be adversely affected. Our cluster products were first introduced in late 2012. Cluster-based solutions face intense competition in the marketplace with buying decisions often driven by price, and if we cannot successfully sell these solutions with acceptable margins, our operating results will be adversely affected.

We have made and entered into in the past, and may make and enter into in the future, acquisitions or strategic transactions which could require significant management attention, disrupt our business, result in dilution to our shareholders, deplete our cash reserves, increase our business risks and adversely affect our financial results. Acquisitions and strategic transactions, like the transaction we have recently closed with Seagate, the third-party original equipment manufacturer that previously supplied complete storage systems for our Sonexion product, involve numerous risks, including the following:

•
difficulties in successfully integrating the operations, systems, technologies, products, sales channels, manufacturing processes, offerings and personnel of the acquired company or companies, assets and/or business;

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

•	the potential to invest significant time and resources into a potential acquisition or strategic transaction that does not ultimately complete or close.
Acquisitions or strategic transactions may also cause us to:

•	use a substantial portion of our cash reserves or incur debt;

•	issue equity securities or grant equity incentives to acquired employees that would dilute our current shareholders’ percentage ownership;

•	assume or incur liabilities, including potentially unknown or underestimated liabilities;

•	record goodwill and non-amortizable intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;

•	incur amortization expenses related to certain intangible assets;

•	incur large and immediate write-offs and restructuring and other related expenses; or

•	become subject to intellectual property litigation or other litigation.
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
If we are unable to compete successfully in the highly competitive HPC market, our business will not be successful. The market for HPC systems is very competitive. An increase in competitive pressures in our market or our failure to compete effectively may result in pricing reductions, reduced gross margins and loss of market share and revenue. Many of our competitors are established well-known companies in the HPC market, including IBM, HPE, Lenovo, Dell/EMC, Huawei, NEC, Hitachi, Fujitsu and Atos-Bull. Most of these competitors have substantially greater research, engineering, manufacturing, marketing and financial resources than we do. In addition, certain Chinese companies are investing significantly in HPC and are becoming more aggressive and more competitive in the HPC global arena.
We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured and/or designed by Intel, ARM, AMD, NVIDIA and others. These competitors include the companies named above, as well as smaller companies that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, IBM and other processor suppliers develop processors with greater capabilities or at a lower cost than the processors we currently use, our Cray XC systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate and secure competitive processors, if at all. Also, to the extent any component supplier successfully adds differentiating capabilities to their HPC products that compete with what we provide, such as Intel, we may experience greater competitive pressures.
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
We are subject to market and financial risks due to our international operations that could adversely affect those operations or our profitability and operating results. Our international operations include sales and service offices in Europe, the Middle East, South America, Asia, Australia and Canada. Our operations in countries outside of the United States, which accounted for approximately 27% of our total revenue for the nine months ended September 30, 2017, expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	supporting multiple languages;

•	recruiting sales and technical support personnel internationally with the skills to sell and support our products and the potentially high cost related to employee separations;

•	complying with governmental regulations, including obtaining required import or export approval for our products;

•	increased complexity and costs of managing international operations;

•	increased exposure to foreign currency exchange rate fluctuations;

•	trade protection measures and business practices that favor local competition;

•	risks and costs associated with employee-favorable labor laws in many foreign jurisdictions;

•	longer sales cycles and manufacturing lead times;

•	financial risks such as longer payment cycles and difficulties in collecting accounts receivable;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

•	ineffective legal protection of intellectual property rights;

•	more complicated logistics and distribution arrangements;

•	additional taxes and penalties;

•	inadequate local infrastructure that could result in business disruptions;

•	global political and economic instability; and

•	other factors beyond our control such as natural disasters, terrorism, civil unrest, war and infectious disease.
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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2014, 2015, 2016 and the first nine months of 2017, approximately 48%, 47%, 47% and 64%, respectively, of our total revenue was derived from the U.S. Government. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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
U.S. export controls could hinder our ability to make sales to foreign customers and our future prospects. The U.S. government regulates the export of HPC systems such as our products. We have experienced delays for up to several months in receiving appropriate approvals necessary for certain sales, which have delayed the shipment of our products. Delay or denial in the granting of any required licenses could make it more difficult to make sales to certain foreign customers, eliminating an important source of potential revenue. Restrictions on the export of information needed to manufacture our products has in the past impacted and could in the future impact our ability to have certain products and components made in certain lower cost jurisdictions
Our stock price is volatile. The trading price of our common stock is subject to significant fluctuations in response to many factors, including stock market trends and shareholder profile, our quarterly operating results, changes in analysts’ estimates or our outlook, our capital raising activities, announcements of technological innovations and customer contracts by us or our competitors, others in the industry or our customers, a significant aggressive seller or buyer, litigation activities, general economic conditions and conditions in our industry. From January 1, 2016 through December 31, 2016, the closing sales price of our common stock on the NASDAQ Global Market ranged from $18.40 to $43.06 per share. From January 1, 2017 through September 30, 2017, the closing sales price of our common stock on the NASDAQ Global Market ranged from $16.35 to $22.25 per share. Because our stock price has been volatile, investing in our common stock is risky.
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

CRAY INC.

Date:	October 30, 2017	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	October 30, 2017	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	October 30, 2017	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer