Form 10-Q
period 2018-03-31
CRAY INC
filed 2018-05-01
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2018, there were 40,648,613 shares of Common Stock issued and outstanding.

CRAY INC.

CRAY and Sonexion are registered trademarks of Cray Inc. in the United States and other countries. The CS and XC families of supercomputers, ClusterStor, DataWarp, and other Cray technologies are all trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$137,247	$137,326
Restricted cash	1,970	1,964
Short-term investments	6,991	6,997
Accounts and other receivables, net	96,273	162,034
Inventory	180,799	186,307
Prepaid expenses and other current assets	22,501	25,015
Total current assets	445,781	519,643

Long-term restricted cash	1,030	1,030
Long-term investment in sales-type lease, net	20,876	23,367
Property and equipment, net	36,855	36,623
Service spares, net	2,431	2,551
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	4,067	4,345
Deferred tax assets	1,372	1,106
Other non-current assets	13,921	15,910
TOTAL ASSETS	$540,515	$618,757

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,513	$57,207
Accrued payroll and related expenses	13,685	18,546
Other accrued liabilities	10,204	9,471
Customer contract liabilities	67,976	80,119
Total current liabilities	113,378	165,343

Long-term customer contract liabilities	34,393	38,622
Other non-current liabilities	13,866	14,495
TOTAL LIABILITIES	161,637	218,460

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,645,003 and 40,464,963 shares, respectively	637,783	633,408
Accumulated other comprehensive income	183	915
Accumulated deficit	(259,088)	(234,026)
TOTAL SHAREHOLDERS’ EQUITY	378,878	400,297
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$540,515	$618,757

The accompanying notes are an integral part of these condensed consolidated financial statements

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenue:
Product	$44,454	$21,128
Service	35,140	37,903
Total revenue	79,594	59,031
Cost of revenue:
Cost of product revenue	34,045	14,751
Cost of service revenue	18,597	20,471
Total cost of revenue	52,642	35,222
Gross profit	26,952	23,809
Operating expenses:
Research and development, net	29,892	32,640
Sales and marketing	15,665	14,653
General and administrative	5,779	8,797
Restructuring	476	—
Total operating expenses	51,812	56,090
Loss from operations	(24,860)	(32,281)

Other income (expense), net	(382)	1,042
Interest income, net	713	878
Loss before income taxes	(24,529)	(30,361)
Income tax benefit (expense)	(479)	11,146
Net loss	$(25,008)	$(19,215)

Basic net loss per common share	$(0.62)	$(0.48)
Diluted net loss per common share	$(0.62)	$(0.48)

Basic weighted average shares outstanding	40,436	39,994
Diluted weighted average shares outstanding	40,436	39,994

The accompanying notes are an integral part of these condensed consolidated financial statements

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(25,008)	$(19,215)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale investments	(2)	17
Foreign currency translation adjustments	26	610
Unrealized loss on cash flow hedges	(1,232)	(559)
Reclassification adjustments on cash flow hedges included in net loss	476	—
Other comprehensive income (loss)	(732)	68
Comprehensive loss	$(25,740)	$(19,147)

The accompanying notes are an integral part of these condensed consolidated financial statements

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(25,008)	$(19,215)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,278	3,780
Share-based compensation expense	2,942	2,751
Deferred income taxes	(235)	(11,099)
Other	(20)	8
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	65,323	143,992
Long-term investment in sales-type lease, net	3,375	2,043
Inventory	4,056	(25,844)
Prepaid expenses and other assets	1,396	4,093
Accounts payable	(36,299)	(14,525)
Accrued payroll and related expenses and other liabilities	(2,501)	(6,057)
Customer contract liabilities	(18,322)	(10,005)
Net cash provided by operating activities	(1,015)	69,922
Investing activities:
Purchases of available-for-sale investments	—	(84,878)
Cash received in strategic transaction	1,584	—
Purchases of property and equipment	(2,188)	(10,289)
Net cash used in investing activities	(604)	(95,167)
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	—	181
Purchase of employee restricted shares to fund related statutory tax withholding	(158)	(162)
Proceeds from exercises of stock options	1,538	76
Net cash provided by financing activities	1,380	95
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	166	910
Net decrease in cash, cash equivalents and restricted cash	(73)	(24,240)
Cash, cash equivalents and restricted cash:
Beginning of period	140,320	224,617
End of period	$140,247	$200,377

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$301	$629
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service spares	$1,613	$491

The following is a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$137,247	$137,326
Restricted cash (1)	1,970	1,964
Long-term restricted cash (1)	1,030	1,030
Total cash, cash equivalents and restricted cash	$140,247	$140,320

(1)	Restricted cash primarily associated with certain letters of credit to secure customer prepayments and other customer related obligations.

The accompanying notes are an integral part of these condensed consolidated financial statements

CRAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1— Basis of Presentation
In these notes, the Company and its wholly-owned subsidiaries are collectively referred to as the “Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Loss, and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017.
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
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Revenue Recognition
On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, which superseded nearly all existing revenue recognition guidance under GAAP, to all contracts using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new standard to be immaterial to its net income on an ongoing basis.
The Company’s performance obligations are satisfied over time as work is performed or at a point in time. The majority of the Company’s revenue is recognized at a point in time when products are accepted, installed or delivered. Most of the Company’s revenue is derived from long-term contracts that can span several years. Revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of the Company’s systems or services. In general, this does not occur until the products have been shipped or services provided to the customer, risk of loss has transferred to the customer, and, where applicable, a customer acceptance has been obtained. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes that the Company collects concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense.
To determine the proper revenue recognition method for contracts, the Company evaluates whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. Contracts are often modified to account for changes in contract specifications and requirements. To determine the proper revenue recognition method for contract modifications, the Company evaluates whether the contract modification should be accounted for as a separate contract, part of an existing contract, or termination of an existing contract and the creation of a new contract. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the Company’s estimate of the standalone selling price of each distinct good or service in the contract.
The Company determines the transaction price by reviewing the established contractual terms and other relevant information. Contracts can include penalty clauses and contracts with government customers may not be fully funded, both of which represent variable consideration. Generally, the Company includes both the funded and unfunded portions of a contract with a government customer in the transaction price, as most often it is deemed the contract will become fully funded. The Company also assesses the likelihood of certain penalties that would result in contract price reductions and, if deemed probable, the transaction price is adjusted.
The majority of the Company’s contracts include multiple promised goods and services, which are assessed at contract inception. Each distinct good or service is identified as a performance obligation, which may be an individual good or service or a bundle of goods or services. In order to determine whether the promises are distinct, the Company assesses the use of its products and services by its customers to determine whether the customer can benefit from the good or service on its own or from other readily available resources, and whether the promised transfer of goods or services is separately identifiable from other promises in the contract.
The majority of the Company’s revenues are from product solutions which include supercomputers, storage and data analytics systems, each of which are usually separate performance obligations. Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Product revenue is typically recognized upon customer acceptance, or upon installation or delivery if formal acceptance is not required. Service revenue is typically recognized over time and consists mainly of system maintenance, analyst services, and engineering services, each of which are usually separate performance obligations. System maintenance commences upon customer acceptance or installation, depending on the contract terms, and revenue is recognized ratably over the remaining term of the maintenance contract. On-site analysts provide specialized services to customers, the revenue for which is recognized ratably over the contract period. Service revenue is recognized on a straight-line basis over the service period as the services are available continuously to the customer. Revenue from engineering services can be recognized as services are performed or as milestones are achieved, depending on the terms of the contract and nature of services performed. If, in a contract, the customer has an option to acquire additional goods or services, that option gives rise to a performance obligation if the option provides a material right to the customer that it would not receive without entering into that contract. Revenue from purchase options can be recognized as those future goods or services are transferred or when the option expires.
Generally, billing occurs subsequent to product revenue recognition and payment is expected within 30 days, resulting in contract assets. However, the Company sometimes receives advances or deposits from customers before revenue is recognized, resulting in customer contract liabilities (formerly deferred revenue). These assets and liabilities are reported on the Condensed Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. The Company’s payment terms vary from contract to contract. Contracts may require payment before, at or after the Company’s performance obligations have been satisfied.
The Company performs an assessment to determine whether a significant financing component is present in a contract. If a contract is determined to include a significant financing component, the interest rate used in the calculation is based on the prevailing interest rates at contract inception and the entity’s creditworthiness. When the period between providing a good or service to the customer is expected to be less than one year from payment, the Company applies the practical expedient and does not adjust the consideration for the effects of a significant financing component.
Occasionally, the Company’s contracts include noncash consideration. This typically consists of returned parts when a system is upgraded or de-installed. Noncash consideration is measured at contract inception at estimated fair value.
The total transaction price is allocated to each performance obligation identified in the contract based on its relative standalone selling price. The Company does not have directly observable standalone selling prices for the majority of its performance obligations due to a relatively small number of customer contracts that differ in system size and contract terms which can be due to infrequently selling each performance obligation separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. When a directly observable standalone selling price is not available, the Company estimates the standalone selling price. In determining the estimated standalone selling price, the Company uses the cost to provide the product or service plus a margin, or considers other factors. When using cost plus a margin, the Company considers the total cost of the product or service, including customer-specific and geographic factors as appropriate. The Company also considers the historical margins of the product or service on previous contracts and several other factors including any changes to pricing methodologies, competitiveness of products and services and cost drivers that would cause future margins to differ from historical margins.
The Company sometimes offers discounts to its customers. As these discounts are offered on bundles of goods and services, the discounts are applied to all performance obligations in the contract on a pro-rata basis.

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers (in thousands) and includes both short-term and long-term portions:

	March 31, 2018	December 31, 2017	$ change
Contract receivables	$94,107	$167,346	$(73,239)
Contract assets	12,356	9,321	3,035
Contract liabilities	102,369	118,741	(16,372)
Contract assets primarily relate to the Company's rights to consideration for work completed but not billed where right to payment is not just subject to the passage of time. Contract assets become contract receivables when the rights become unconditional. Contract receivables consist of amounts billed to customers and include the Company's investment in a sales type lease, a portion of which is due beyond one year. The increase in the Company's contract asset balance for the three months ended March 31, 2018 is primarily due to the addition of new contract assets partially offset by the transfer to contract receivables from contract assets that were included in the contract asset balance at the beginning of the period.
For the three month period ended March 31, 2018, we recognized $68.3 million in revenues from the contract liability balance at the beginning of the period.
The Company’s incremental direct costs of obtaining a contract come primarily from sales commissions, a portion of which are paid upon contract signing. These commissions are generally capitalized upon payment and expensed at the time of revenue recognition. These deferred commissions are included in prepaid expenses in the Condensed Consolidated Balance Sheet. As of March 31, 2018 and December 31, 2017, the Company had $1.4 million and $1.3 million, respectively, of deferred commissions. For the three months ended March 31, 2018 and 2017, the Company recognized $1.1 million and $0.4 million, respectively, in commissions expense.
The following data presents the Company's operating segment revenues disaggregated by primary geographic market, which is determined based on a customer's geographic location (in thousands). Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific; and the United States, Canada, and Latin America (Americas). Revenues were reduced by $0.5 million related to hedging losses for the three months ended March 31, 2018 which do not represent revenues recognized from contracts with customers.

	Americas	EMEA	Asia Pacific & Japan	Total
Three Months Ended March 31, 2018
Supercomputing	$20,609	$8,658	$26,599	$55,866
Storage and Data Management	8,038	4,176	8,539	20,753
Maintenance and Support	20,545	7,490	4,799	32,834
Engineering Services and Other	2,721	60	194	2,975
Elimination of inter-segment revenue	(20,545)	(7,490)	(4,799)	(32,834)
Total revenue	$31,368	$12,894	$35,332	$79,594
The Company’s remaining performance obligations reflect the deliverables within contracts with customers that will have revenue recognized in a future period (this may also be referred to as backlog). Due to the nature of the Company’s business and the size of individual transactions, forecasting the timing and total amount of revenue recognition is subject to significant uncertainties. As of March 31, 2018, the Company has an aggregate of $500 million in remaining performance obligations stemming from a mixture of system contracts with their related service obligations and other service obligations. Included in this balance are $2.4 million in losses resulting from hedged foreign currency transactions, which offset the related increase in revenue from currency fluctuations. These losses will be reclassified from accumulated other comprehensive income to revenue in the period the related transactions are recognized as revenue. These obligations are anticipated to be recognized as revenue over approximately the next six years. The Company estimates that about 70% of these obligations are expected to be recognized as revenue in the next 18 months, with the remainder thereafter.
Note 2— New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under prior GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted ASU 2014-09 at the beginning of the first quarter of 2018 using the modified retrospective method. No cumulative effect adjustment was required to be recorded for this change in accounting as the Company determined the impact of the change to not be material. The comparative information for the three months ended March 31, 2017, and as of December 31, 2017 has not been restated and continues to be reported under the accounting standards in effect for those periods. The effect of initially applying the new revenue standard had an immaterial effect on the Company’s financial statements. The Company expects the impact of the adoption of the new standard to be immaterial to its net income on an ongoing basis.
In January 2016, FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities: Topic 825 (ASU 2016-01). The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The Company adopted ASU 2016-01 at the beginning of the first quarter of 2018. Adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.
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
In August 2016, FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The updated guidance clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The Company adopted ASU 2016-15 at the beginning of the first quarter of 2018. Adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements.
In November 2016, FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amended guidance requires that amounts that are deemed to be restricted cash and restricted cash equivalents be included in the cash and cash-equivalent balances in the statement of cash flows. A reconciliation between the consolidated balance sheet and the statement of cash flows must be disclosed when the consolidated balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. The guidance also requires that changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. An entity with a material balance of amounts generally described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The Company adopted ASU 2016-18 at the beginning of the first quarter of 2018. Restricted cash amounts have been combined with the cash and cash equivalent balances in the Condensed Consolidated Statement of Cash Flows for each period presented. Adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements.
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
In February 2018, FASB issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The new standard amends ASC 220 to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the “Tax Cuts and Jobs Act” and requires entities to provide certain disclosures regarding stranded tax effects. Adoption of ASU 2018-02 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The Company does not expect the adoption of ASU 2018-02 to have a material impact on its consolidated financial statements.
Note 3— Fair Value Measurement
Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of March 31, 2018, and indicates the level within the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of March 31, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$140,247	$140,247	$—
Available-for-sale investments (1)	6,991	6,991	—
Foreign currency exchange contracts (2)	1,227	—	1,227
Assets measured at fair value at March 31, 2018	$148,465	$147,238	$1,227
Liabilities:
Foreign currency exchange contracts (3)	3,657	—	3,657
Liabilities measured at fair value at March 31, 2018	$3,657	$—	$3,657

(1)	Included in “Short-term investments” on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.

(3)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of March 31, 2018 and December 31, 2017, the Company had outstanding foreign currency exchange contracts that were designated and accounted for as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately (in millions):

	March 31, 2018	December 31, 2017
Euros (EUR)	1.5	2.1
Japanese Yen (JPY)	4,700.8	4,345.6
Canadian Dollars (CAD)	54.9	56.0
New Zealand Dollars (NZD)	—	16.2
The Company had hedged foreign currency exposure related to these designated cash flow hedges of approximately $87.4 million and $96.3 million as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018 and December 31, 2017, the Company had outstanding foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment. The Company dedesignates cash flow hedges when the receivable related to the hedged cash flow is recorded. The outstanding notional amounts were approximately (in millions):

	March 31, 2018	December 31, 2017
British Pounds (GBP)	24.3	26.1
Euros (EUR)	4.6	4.7
Swiss Francs (CHF)	—	2.6
Canadian Dollars (CAD)	0.9	0.3
Japanese Yen (JPY)	2,085.6	—
New Zealand Dollars (NZD)	9.9	—
The foreign currency exposure related to these contracts was approximately $67.9 million as of March 31, 2018 and $46.9 million as of December 31, 2017. Unrealized gains or losses related to these dedesignated contracts are recorded in other income (loss) in the Condensed Consolidated Statements of Operations and are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Cash receipts associated with the foreign currency exchange contracts are expected to be received from 2018 through 2022, during which time the revenue on the associated sales contracts is expected to be recognized, or in the case of receivables denominated in a foreign currency, the receivables balances will be collected. Any gain or loss on hedged foreign currency will be recognized at the time of customer acceptance, or in the case of receivables denominated in a foreign currency, over the period during which hedged receivables denominated in a foreign currency are outstanding.
Fair values of derivative instruments designated as cash flow hedges (in thousands):

Balance Sheet Location	Fair Value as of March 31, 2018	Fair Value as of December 31, 2017
Prepaid expenses and other current assets	$31	$546
Other accrued liabilities	(1,269)	(129)
Other non-current liabilities	(981)	(1,907)
Total fair value of derivative instruments designated as cash flow hedges	$(2,219)	$(1,490)
Fair values of derivative instruments not designated as cash flow hedges (in thousands):

Balance Sheet Location	Fair Value as of March 31, 2018	Fair Value as of December 31, 2017
Prepaid expenses and other current assets	$743	$1,252
Other non-current assets	453	1,453
Other accrued liabilities	(1,407)	(395)
Total fair value of derivative instruments not designated as cash flow hedges	$(211)	$2,310

Note 4— Accumulated Other Comprehensive Income
The following table shows the impact on product revenue of reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the three months ended March 31, 2018 and 2017 (in thousands). The reclassification adjustments decreased product revenue for the three months ended March 31, 2018.

	Three Months Ended March 31,
	2018	2017

Gross of tax reclassifications	$(476)	$—
Net of tax reclassifications	$(476)	$—
The following tables show the changes in accumulated other comprehensive income by component for the three months ended March 31, 2018 and 2017 (in thousands):

Three Months Ended March 31, 2018
	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(7)	$1,611	$(689)	$915
Current-period change, net of tax	(2)	26	(756)	(732)
Ending balance	$(9)	$1,637	$(1,445)	$183

Income tax expense (benefit) associated with current-period change	$—	$—	$—	$—

Three Months Ended March 31, 2017
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$—	$2,101	$681	$2,782
Current-period change, net of tax	17	610	(559)	68
Ending balance	$17	$2,711	$122	$2,850

Income tax expense (benefit) associated with current-period change	$11	$175	$(373)	$(187)
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
For the three months ended March 31, 2018 and 2017, outstanding stock options, unvested restricted stock and unvested restricted stock units were antidilutive because of the net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three months ended March 31, 2018 and 2017, potential gross common shares of 2.9 million and 2.7 million, respectively, were antidilutive and not included in computing diluted EPS. An additional 0.5 million and 0.7 million performance vesting restricted stock and performance vesting restricted stock units were excluded from the computation of potential common shares for the three months ended March 31, 2018 and 2017, respectively, because the conditions for vesting had not been met as of the balance sheet date.

Note 6— Investments
The Company’s investments in debt securities with maturities at purchase greater than three months are classified as “available-for-sale.” Changes in fair value are reflected in other comprehensive income (loss). The carrying amounts of the Company’s investments in available-for-sale securities as of March 31, 2018 are shown in the table below (in thousands):

		Unrealized Loss
	Cost		Fair Value
Short-term available-for-sale securities	$7,003	$(12)	$6,991
The carrying amounts of the Company’s investments in available-for-sale securities as of December 31, 2017 are shown in the table below (in thousands):

		Unrealized Loss
	Cost		Fair Value
Short-term available-for-sale securities	$7,007	$(10)	$6,997
Note 7— Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Trade accounts receivable	$65,322	$131,151
Contract assets	12,356	9,321
Advance billings	258	3,569
Short-term investment in sales-type lease	12,190	10,684
Other receivables	6,175	7,337
	96,301	162,062
Allowance for doubtful accounts	(28)	(28)
Accounts and other receivables, net	$96,273	$162,034
Contract assets represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of March 31, 2018 and December 31, 2017, accounts receivable included $10.7 million and $45.3 million, respectively, that resulted from sales to the U.S. government and system acquisitions primarily funded by the U.S. government (“U.S. Government”). Of these amounts, $1.2 million and $2.1 million were unbilled and included in contract assets as of March 31, 2018 and December 31, 2017, respectively, based upon contractual billing arrangements with these customers. As of March 31, 2018, three non-U.S. Government customers accounted for 38% of total accounts and other receivables. As of December 31, 2017, two non-U.S. Government customers accounted for 38% of total accounts and other receivables.
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

The following table shows the components of the net investment in the sales-type lease as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Total minimum lease payments to be received	$40,226	$42,268
Less: executory costs	(5,980)	(6,831)
Net minimum lease payments receivable	34,246	35,437
Less: unearned income	(1,180)	(1,386)
Net investment in sales-type lease	33,066	34,051
Less: long-term investment in sales-type lease	(20,876)	(23,367)
Investment in sales-type lease included in accounts and other receivables	$12,190	$10,684
As of March 31, 2018, minimum lease payments for each of the succeeding three fiscal years are as follows (in thousands):

2018 (less than 1 year)	$12,116
2019	16,073
2020	12,037
Total minimum lease payments to be received	$40,226
Note 9— Inventory
Inventory consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Components and subassemblies	$32,978	$37,219
Work in process	46,948	59,456
Finished goods	100,873	89,632
Total	$180,799	$186,307
Finished goods inventory of $96.5 million and $48.1 million was located at customer sites pending acceptance as of March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, three customers accounted for $86.4 million of finished goods inventory, and at December 31, 2017, two customers accounted for $67.7 million of finished goods inventory.
The Company did not write off any inventory during the three months ended March 31, 2018 and 2017.
Note 10— Customer Contract Liabilities
Liabilities from contracts with customers consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Contract liability - product	$13,937	$22,245
Contract liability - service	88,432	96,496
Total contract liabilities	102,369	118,741
Less: long-term contract liabilities	(34,393)	(38,622)
Current contract liabilities	$67,976	$80,119
As of March 31, 2018 and December 31, 2017, the U.S. Government accounted for $27.9 million and $32.5 million, respectively, of total customer contract liabilities. As of March 31, 2018 and December 31, 2017, no non-U.S. Government customers accounted for more than 10% of total customer contract liabilities.
Note 11— Contingencies
The Company is subject to patent lawsuits brought by Raytheon Company, or Raytheon. The first suit was brought by Raytheon on September 25, 2015 in the Eastern District of Texas (Civil Action No. 2:15-cv-1554) asserting infringement of four patents owned by Raytheon. Two of the asserted patents relate to computer hardware alleged to be encompassed by Cray’s current and past products, and the two remaining asserted patents relate to features alleged to be performed by certain third-party software that Cray optionally includes as part of its product offerings.  A second suit was brought by Raytheon on April 22, 2016 in the Eastern District of Texas (Civil Action No. 2:16-cv-423) asserting infringement of five patents owned by Raytheon. In this second suit, all five asserted patents relate to features alleged to be performed by certain third-party software that Cray optionally includes as part of its product offerings. On September 21, 2017, the United States Court of Appeals for the Federal Circuit granted Cray’s petition for writ of mandamus and overturned the trial court’s determination that venue was proper in the Eastern District of Texas.  The Federal Circuit also remanded so the district court could determine where the case should be transferred. On April 5, 2018, the trial court ordered that the case should be transferred to the Western District of Wisconsin, which was the venue requested by Cray. The Texas court transferred the case to the Western District of Wisconsin on April 30, 2018. No schedule has been set for any proceedings in the Wisconsin court. Trial in the second action is currently stayed pending resolution of the first action. The Company is vigorously defending these actions. The probable outcome of either litigation cannot be determined, nor can the Company estimate a range of potential loss. Based on its review of the matters to date, the Company believes that it has valid defenses and claims in each of the two lawsuits.  As a result, the Company considers the likelihood of a material loss related to these matters to be remote.
Note 12— Share-Based Compensation
The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the three month period ended March 31, 2017. There were no grants during the three month period ended March 31, 2018:

Three Months Ended March 31,
2017
Risk-free interest rate	1.64%
Expected dividend yield	—%
Volatility	54.39%
Expected life	4.0 years
Weighted average Black-Scholes value of options granted	$7.51
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied to the Company’s stock option grants during the three months ended March 31, 2017 was 8.0%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period.

A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2017	2,034,474	$17.26
Grants	—	$—
Exercises	(172,115)	$8.93
Canceled and forfeited	(48,859)	$28.66
Outstanding at March 31, 2018	1,813,500	$17.74	5.5
Exercisable at March 31, 2018	1,355,985	$16.16	4.4
Available for grant at March 31, 2018	3,253,928
As of March 31, 2018, there was $10.6 million of aggregate intrinsic value of outstanding stock options, including $9.9 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2018 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2018. During the three months ended March 31, 2018, stock options covering 172,115 shares of common stock with a total intrinsic value of $2.4 million were exercised. During the three months ended March 31, 2017, stock options covering 10,147 shares of common stock with a total intrinsic value of $0.1 million were exercised.
The fair value of unvested restricted stock and unvested restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
A summary of the Company’s unvested restricted stock grants and changes during the three months ended March 31, 2018 is as follows:

	Service Vesting Restricted Shares
	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	112,325	$24.09
Granted	—	$—
Forfeited	(439)	$26.26
Vested	(2,299)	$30.65
Outstanding at March 31, 2018	109,587	$23.82
There were no grants during the three month periods ended March 31, 2018 and 2017. The aggregate fair value of restricted stock vested during the three months ended March 31, 2018, was $0.1 million. The aggregate fair value of restricted stock vested during the three months ended March 31, 2017, was $0.1 million.

A summary of the Company’s unvested restricted stock unit grants and changes during the three months ended March 31, 2018 is as follows:

	Service Vesting Restricted Stock Units		Performance Vesting Restricted Stock Units		Total Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	988,023	$21.29	482,485	$30.13	1,470,508	$24.19
Granted	1,000	$22.45	—	$—	1,000	$22.45
Forfeited	(26,935)	$22.78	—	$—	(26,935)	$22.78
Vested	(14,990)	$25.13	—	$—	(14,990)	$25.13
Outstanding at March 31, 2018	947,098	$21.18	482,485	$30.13	1,429,583	$24.20
The estimated forfeiture rate applied to the Company’s service vesting restricted stock unit grants during the three months ended March 31, 2018 and 2017, was 8.0%. The aggregate fair value of restricted stock units vested during the three months ended March 31, 2018, was $0.4 million. The aggregate fair value of restricted stock units vested during the three months ended March 31, 2017, was $0.1 million. Restricted stock units are not outstanding shares and do not have any voting or dividend rights. At the time of vesting, a share of common stock representing each restricted stock unit vested will be issued by the Company. The performance vesting restricted stock units are subject to performance measures that are currently not considered “probable” of attainment and as such, no compensation cost has been recorded for these units. The performance measures are based on Company performance for fiscal years 2018 and 2019.
Including performance-based equity awards, the Company had $29.4 million of total unrecognized compensation cost related to unvested stock options, unvested restricted stock and unvested restricted stock units as of March 31, 2018. Excluding the $14.5 million of unrecognized compensation cost related to unvested restricted stock units that are subject to performance measures that are currently not considered “probable” of attainment, unrecognized compensation cost is $14.9 million. No compensation expense is recognized for unvested restricted stock units subject to performance measures that are not considered “probable” of attainment. Unrecognized compensation cost related to unvested stock options and unvested non-performance-based restricted stock is expected to be recognized over a weighted average period of 2.7 years.
The following table sets forth the gross share-based compensation cost resulting from stock options, unvested restricted stock and unvested restricted stock units that were recorded in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of product revenue	$106	$40
Cost of service revenue	97	66
Research and development, net	860	891
Sales and marketing	734	885
General and administrative	1,145	869
Total	$2,942	$2,751
Note 13— Taxes
The Company’s effective tax rates for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Effective tax rates	(2)%	37%
The difference between the expected statutory tax rate of 21% and the actual tax rate of (2)% for the three months ended March 31, 2018, was attributable to the Company’s decision to continue to provide a full valuation allowance against the Company’s U.S. federal deferred tax assets offset, in part, by foreign taxes. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 37% for the three months ended March 31, 2017, was state taxes and other permanent items.
On December 22, 2017, the President of the United States signed into law H.R. 1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Cuts and Jobs Act”). ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. The Tax Cuts and Jobs Act made significant changes to existing U.S. tax law, including, but not limited to, a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% and the imposition of a one-time tax on deferred foreign income (“Repatriation Transition Tax”). Given the significance of the Tax Cuts and Jobs Act, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 that recognized that a company’s review of the income tax effects attributable to the enactment of the Tax Cuts and Jobs Act may be incomplete at the time financial statements were issued for the reporting period that included the date of enactment and allowed a company to record provisional amounts during a one year measurement period. During the measurement period, income tax effects attributable to the enactment of the Tax Cuts and Jobs Act can be adjusted and recognized, as a discreet item in the applicable reporting period, as information becomes available, prepared or analyzed. The measurement period is deemed to have ended when the company has obtained, prepared and analyzed the information necessary to finalize its accounting. During the year ended December 31, 2017 the Company recorded provisional tax expense, in the amount of $0.3 million, attributable to the Repatriation Transition Tax and provisional tax expense, in the amount of $0.3 million, as a result of the Company’s decision to no longer consider the undistributed earnings of its foreign subsidiaries to be permanently reinvested outside of the U.S. As of March 31, 2018, the Company has not had sufficient time to obtain, prepare and analyze historical tax returns, financial statements and related accounts that is required to finalize its accounting with respect to the items for which provisional tax expense was recorded.
As of March 31, 2018, the Company continued to provide a full valuation allowance against its U.S. federal deferred tax assets and against the majority of its deferred tax assets arising in state and foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. In a future period, the Company’s assessment of the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If the Company’s conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period, the Company could record a substantial tax benefit in its Condensed Consolidated Statements of Operations when that occurs.
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
Storage and Data Management
Storage and Data Management offers Cray DataWarp and ClusterStor (formerly branded Sonexion), as well as other third-party storage products and their ongoing maintenance as well as system analysts.
Maintenance and Support
Maintenance and Support provides ongoing maintenance of Cray supercomputers, big data storage and analytics systems, as well as system analysts.
Engineering Services and Other
Included within Engineering Services and Other are the Company’s analytics and artificial intelligence businesses and Custom Engineering.

The following table presents revenues and gross margins for the Company’s operating segments for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue:
Supercomputing	$55,866	$30,243
Storage and Data Management	20,753	15,545
Maintenance and Support	32,834	29,737
Engineering Services and Other	2,975	13,243
Elimination of inter-segment revenue	(32,834)	(29,737)
Total revenue	$79,594	$59,031

Gross Profit:
Supercomputing	$18,121	$11,659
Storage and Data Management	7,033	6,491
Maintenance and Support	15,075	13,818
Engineering Services and Other	1,798	5,659
Elimination of inter-segment gross profit	(15,075)	(13,818)
Total gross profit	$26,952	$23,809
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
The Company’s geographic operations outside the United States include sales and service offices in Europe and the Middle East, South America, Asia Pacific and Canada. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2018	2017	2018	2017	2018	2017
Three months ended March 31,
Product revenue	$7,017	$13,315	$37,437	$7,813	$44,454	$21,128
Service revenue	21,909	26,561	13,231	11,342	35,140	37,903
Total revenue	$28,926	$39,876	$50,668	$19,155	$79,594	$59,031
Sales to the U.S. Government totaled approximately $19.7 million for the three months ended March 31, 2018 compared to approximately $34.2 million for the three months ended March 31, 2017. For the three months ended March 31, 2018, two non-U.S. Government customers in Japan and New Zealand accounted for 35% of total revenue. For the three months ended March 31, 2017, no non-U.S. Government or international customer accounted for more than 10% of total revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “continue,” “estimates,” “projects,” “predicts” and “potential” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, and examples of forward-looking statements include any projections of earnings, revenue or other results of operations or financial results; any statements of the plans, strategies, objectives and beliefs of our management; any statements concerning proposed new products, technologies or services such as our next generation “Shasta” system; any statements regarding potential new markets or applications for our products; any statements regarding the impact and effects of the acquisition of Seagate’s ClusterStor line of business; any statements regarding technological developments or trends; any statements regarding future research and development or co-funding for such efforts; any statements regarding future market and economic conditions; any statements regarding the expected vesting of our performance-based equity awards; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part II and other sections of this report and our other filings with the U.S. Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise, except as otherwise required by law.
Overview
We focus on designing, developing, manufacturing, marketing and servicing computing products that magnify and enhance human capital, foster innovation and create competitive advantages. That means our products are aimed primarily at the high-end of the high performance computing (HPC) and data analytics and artificial intelligence (AI) markets - the segments populated by the pioneers, executives and entrepreneurs leading their industries in both the private and public sectors. These products include compute systems commonly known as supercomputers, and storage, data analytics and AI solutions. We offer them individually, integrated into a complete solution or hosted in the cloud, depending on a customer’s need. We also provide related software and system maintenance, support, and engineering services. Our customers include domestic and foreign government and government-funded entities, academic institutions and commercial companies. We provide customer-focused solutions based on four main models: (1) tightly integrated supercomputing designed throughout for scalability and sustained performance; (2) customizable cluster supercomputing based on highest-performance industry-standard components; (3) robust high-performance storage solutions; and (4) integrated solutions for large-scale analytics and AI applications. All of our solutions also emphasize total cost of ownership, scalable performance and data center flexibility as key features. Our continuing strategy is to gain market share by extending our technology leadership and differentiation and expanding our share and addressable market in areas where we can leverage our experience and technology, such as in AI applications and data analytics. We also meet diverse customer requirements by combining supercomputing, cluster supercomputing, and data analytics and AI into unique offerings that work in a workflow-driven datacenter environment.
Summary of First Three Months of 2018 Results
Total revenue increased $20.6 million for the first three months of 2018 compared to the first three months of 2017, from $59.0 million to $79.6 million, due to higher product revenue. Product revenue was $23.3 million higher in the first three months of 2018 compared to the first three months of 2017, driven by two large sales to international customers during the first three months of 2018.
Net loss for the first three months of 2018 was $25.0 million compared to net loss of $19.2 million for the same period in 2017. The increase in net loss was primarily driven by a decrease in income tax benefit/expense of $11.6 million for the first three months of 2018 compared to the first three months of 2017, partially offset by the increase in revenue discussed above and a $4.3 million decrease in total operating expenses.
Net cash used in operating activities was $1.0 million for the first three months of 2018 compared to net cash provided by operating activities of $69.9 million for the first three months of 2017. Net cash used in operating activities for the first three months of 2018 was primarily driven by collections from customers that resulted in a decrease of $65.3 million in accounts and other receivables, largely offset by the following items: the net loss, adjusted for non-cash expenses, of $18.0 million; a decrease in our accounts payable balance of $36.3 million due to the timing of payments to vendors, largely in connection with inventory purchases in the fourth quarter of 2017; and a decrease in customer contract liabilities of $18.3 million.
Market Overview and Challenges
Significant trends in the HPC industry include:

•	convergence of traditional supercomputing modeling simulation with big data analytics and AI;

•	supercomputing with many-core commodity processors driving increasing scalability requirements;

•	increased micro-architectural diversity, including increased usage of many-core processors and accelerators, as the rate of increases in per-core performance slows;

•	data I/O and capacity needs growing much faster than computational needs;

•	the rise of AI along using machine learning and deep learning algorithms which utilize HPC technologies for performance and scale;

•	technology innovations in memory and storage allowing for faster data access such as high bandwidth memory, NVRAM, SSDs and flash devices;

•	the increasing commoditization of HPC hardware, particularly processors and system interconnects;

•	the growing concentration of very large suppliers of key computing, memory and storage components in the industry;

•	the growing commoditization of software, including more capable open source software;

•	electrical power requirements becoming a design constraint and driver in total cost of ownership determinations;

•	increasing use of AI and analytics technologies (Hadoop, Spark, NoSQL and Graph) in both the HPC and big data markets;

•	increased adoption of cloud computing as a solution for loosely-coupled HPC applications;

•	large increases in memory prices during the past year; and

•	decreasing demand for supercomputers and significant variability in market demand from quarter-to-quarter and year-to-year.
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
In storage, we are developing and delivering high value products for the high performance parallel storage market. Our 2017 transaction with Seagate enhances our capabilities in storage and data management. Our storage products are primarily positioned to enable tight integration of storage with computing solutions and/or utilize parallel file processing technologies and facilitate storage across multiple data tiers. We support open source parallel file systems and protocols such as Lustre.
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
Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this quarterly report on Form 10-Q or in our annual report on Form 10-K for the year ended December 31, 2017, is subject to significant variability from period to period and is difficult to forecast. In the short term, we closely review the status of customer proposals, customer contracts, product shipments, installations and acceptances in order to forecast revenue and cash receipts. In the longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth measured over several quarters is a better indicator of whether we are achieving our objective of increased market share in the supercomputing market. The Cray XC and Cray CS products, along with our longer-term product roadmap are efforts to increase product revenue. We have increased our business and product development efforts in big data analytics, AI and storage and data management. Service revenue related to our maintenance offerings is subject to less variations in the short term and may assist, in part, to offset the impact that the variability in product revenue has on total revenue.
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
Operating expenses.    Our operating expenses are driven primarily by headcount and compensation expense, including variable incentive compensation and contracted third-party research and development services. As part of our ongoing expense management efforts, we continue to monitor headcount levels in specific geographic and operational areas. With the recent reduction in revenue levels, we reduced the size of our workforce in 2017. However, the recent transaction with Seagate has partially offset this reduction but should help increase revenue and improve storage gross profit margin.
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
Results of Operations
We adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers : Topic 606 (ASU 2014-09) at the beginning of the first quarter of 2018. Adoption of ASU 2014-09 did not have a material impact on our results of operations or the comparability of the current and prior periods presented below.

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
Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three months ended March 31, 2018 and 2017, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2018	2017
Product revenue	$44,454	$21,128
Less: Cost of product revenue	34,045	14,751
Product gross profit	$10,409	$6,377
Product gross profit margin	23%	30%
Service revenue	$35,140	$37,903
Less: Cost of service revenue	18,597	20,471
Service gross profit	$16,543	$17,432
Service gross profit margin	47%	46%
Total revenue	$79,594	$59,031
Less: Total cost of revenue	52,642	35,222
Total gross profit	$26,952	$23,809
Total gross profit margin	34%	40%
Product Revenue
Product revenue for the three months ended March 31, 2018 and 2017 was primarily from sales of our Cray XC and Cray CS supercomputing systems and ClusterStor storage systems. Product revenue was $23.3 million higher in the first three months of 2018 compared to the first three months of 2017, driven primarily by two large sales to international customers during the first three months of 2018. Both periods were impacted by a slow-down in the segments of the high-end of the supercomputing market that we target.
Service Revenue
Service revenue was $2.8 million lower in the first three months of 2018 as compared to the first three months of 2017. Our maintenance revenue increased by $3.1 million over the prior year period, which continues to be driven by our larger installed system base, including the benefit from longer lifetimes of installed systems due to the slowdown in acquisitions of new replacement systems. Over the same period, engineering services revenue decreased by $5.9 million, driven primarily by two large contracts for which we recognized service revenue in the first quarter of 2017.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue increased by $19.3 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due mainly to higher product revenue. For the three months ended March 31, 2018, product gross profit margin decreased 7 percentage points to 23% from 30% in the same period in 2017. In the third quarter of 2017, it was determined that a large contract with product deliveries scheduled in 2018 would be performed at a loss of $4.1 million. The loss is attributable in part to higher component costs, predominantly for memory, changes in the configuration of the system from the time of bid, and changes in the exchange rate. We recorded the full amount of the loss in the third quarter of 2017 and zero gross profit margin on the accepted system and related services in the first quarter of 2018, which negatively impacted margins for both periods. A second, larger product acceptance related to this same contract is expected later in 2018, which we also expect to recognize with no profit margin. Product gross profit margin in any one period may not be indicative of future results as product gross profit margin can vary significantly between contracts for many reasons.

Cost of Service Revenue and Service Gross Profit
For the three months ended March 31, 2018, cost of service revenue decreased by $1.9 million compared to the same period in 2017 due mainly to lower engineering service revenue. Service gross profit margin for the three months ended March 31, 2018 increased by 1 percentage points to 47% compared to 46% in the same period in 2017. For the three months ended March 31, 2018, a lower percentage of our total service revenue was from engineering services which typically carry a lower gross profit margin.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2018 and 2017, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2018	2017
Gross research and development expenses	$38,036	$38,011
Less: Amounts included in cost of revenue	(847)	(4,560)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(7,297)	(811)
Net research and development expenses	$29,892	$32,640
Percentage of total revenue	38%	55%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and third party contract engineering expenses.
For the three months ended March 31, 2018, gross research and development expenses were largely in line with the prior year comparative period with increased compensation costs being offset by a decrease in outside services.
Net research and development expenses decreased by $2.7 million for the three months ended March 31, 2018 compared to the same period in 2017. The decrease was a result of increased reimbursements for research and development related to new development projects, primarily our next generation “Shasta” system, partially offset by lower amounts included in cost of revenue. We anticipate that reimbursed research and development will continue to vary significantly from period to period but will remain at relatively high levels over the next couple of years as a result of these projects. The amount and timing of research and development costs related to engineering development contracts and the level of reimbursement from third parties for research and development projects varies significantly from period to period, often due to the timing of milestone acceptances, and can have a significant impact on net reported research and development expense in any period.
Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three months ended March 31, 2018 and 2017, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2018	2017
Sales and marketing	$15,665	$14,653
Percentage of total revenue	20%	25%
General and administrative	$5,779	$8,797
Percentage of total revenue	7%	15%
Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2018 increased by $1.0 million from the same period in 2017 primarily related to an increase in commissions resulting from higher revenue and an increase in incentive compensation resulting from higher bookings.
General and Administrative. General and administrative expense for the three months ended March 31, 2018 decreased by $3.0 million from the same period in 2017. The decrease in general and administrative expense for the three months ended March 31, 2018 was primarily attributable to a decrease in legal costs compared to the same period in 2017, related to our ongoing litigation with Raytheon, which is described in Note 11, “Contingencies” in the Notes to our Condensed Consolidated Financial

Statements in this quarterly report on Form 10-Q. Due to our ongoing litigation with Raytheon, legal expenses may vary over the next several quarters but will likely remain at above historical levels until the matter is resolved.
Other Income (Expense), net
For the three months ended March 31, 2018, we recognized net other expense of $0.4 million compared to net other income of $1.0 million for the same period in 2017. Net other income and expense for the three months ended March 31, 2018 and 2017 included gains and losses from foreign currency transactions, investments and disposals of assets.
Interest Income, net
Our interest income and interest expense for the three months ended March 31, 2018 and 2017, respectively, were (in thousands):

	Three Months Ended March 31,
	2018	2017
Interest income	$700	$886
Interest expense	13	(8)
Interest income, net	$713	$878
Interest income is earned on cash and cash equivalents, investment balances and the investment in sales-type lease.
Taxes
Our effective tax rate was approximately (2)% for the three months ended March 31, 2018 compared to 37% for the three months ended March 31, 2017. The difference between the expected statutory tax rate of 21% and the actual tax rate of (2)% for the three months ended March 31, 2018 was attributable to our decision to continue to provide a full valuation allowance against our U.S. federal deferred tax assets offset, in part, by foreign taxes. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rate of 37% for the three months ended March 31, 2017 was state taxes and other permanent items.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under prior GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. We adopted ASU 2014-09 at the beginning of the first quarter of 2018 using the modified retrospective method. The comparative information for the three months ended March 31, 2017, and as of December 31, 2017 has not been restated and continues to be reported under the accounting standards in effect for those periods. The effect of initially applying the new revenue standard had an immaterial effect on our financial statements. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.
In January 2016, FASB issued Accounting Standards Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities: Topic 825 (ASU 2016-01). The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. We adopted ASU 2016-01 at the beginning of the first quarter of 2018. Adoption of ASU 2016-01 did not have a material impact on our consolidated financial statements.
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

In August 2016, FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). The updated guidance clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. We adopted ASU 2016-15 at the beginning of the first quarter of 2018. Adoption of ASU 2016-15 did not have a material impact on our consolidated financial statements.
In November 2016, FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amended guidance requires that amounts that are deemed to be restricted cash and restricted cash equivalents be included in the cash and cash-equivalent balances in the statement of cash flows. A reconciliation between the consolidated balance sheet and the statement of cash flows must be disclosed when the consolidated balance sheet includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. The guidance also requires that changes in restricted cash and restricted cash equivalents that result from transfers between cash, cash equivalents, and restricted cash and restricted cash equivalents should not be presented as cash flow activities in the statement of cash flows. An entity with a material balance of amounts generally described as restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. We adopted ASU 2016-18 at the beginning of the first quarter of 2018. Restricted cash amounts have been combined with the cash and cash equivalent balances in the Condensed Consolidated Statement of Cash Flows for each period presented. Adoption of ASU 2016-18 did not have a material impact on our consolidated financial statements.
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
In February 2018, FASB issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The new standard amends ASC 220 to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the “Tax Cuts and Jobs Act” and requires entities to provide certain disclosures regarding stranded tax effects. Adoption of ASU 2018-02 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. We do not expect the adoption of ASU 2018-02 to have a material impact on our consolidated financial statements.
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
Cash and cash equivalents decreased by $0.1 million, from $137.3 million at December 31, 2017 to $137.2 million at March 31, 2018. As of March 31, 2018, we had working capital of $332.4 million compared to $354.3 million as of December 31, 2017.
Cash flow information included the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash provided by (used in):
Operating Activities	$(1,015)	$69,922
Investing Activities	$(604)	$(95,167)
Financing Activities	$1,380	$95
Operating Activities. Net cash used in operating activities was $1.0 million for the first three months of 2018 compared to net cash provided by operating activities of $69.9 million for the first three months of 2017. Net cash used in operating activities in the first three months of 2018 was primarily driven by collections from customers that resulted in a decrease of $65.3 million in accounts and other receivables, largely offset by the following items: the net loss, adjusted for non-cash expenses, of $18.0 million; a decrease in our accounts payable balance of $36.3 million due to the timing of payments to vendors, largely in connection with inventory purchases in the fourth quarter of 2017; and a decrease in customer contract liabilities of $18.3 million.
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
Investing Activities. Net cash used in investing activities was $0.6 million for the three months ended March 31, 2018, compared to $95.2 million net cash used in investing activities for the same period in 2017. Net cash used in investing activities for the three months ended March 31, 2018 was primarily due to purchases of property and equipment of $2.2 million, partially offset by $1.6 million of cash received as part of post-closing adjustments related to the strategic transaction with Seagate that we entered into in the third quarter of 2017. Net cash used in investing activities for the three months ended March 31, 2017 was primarily due to purchases of debt securities of $84.9 million and purchases of property and equipment of $10.3 million, mostly related to leasehold improvements for our new facilities in Bloomington, Minnesota.
Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2018 was $1.4 million compared to $0.1 million net cash provided by financing activities for the same period in 2017. Net cash flows from financing activities for both periods resulted primarily from cash received from the issuance of common stock from the exercise of options, offset by statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock awards. Net cash provided by financing activities for the three months ended March 31, 2017 was also impacted by the issuance of stock through our employee stock purchase plan.
In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of March 31, 2018 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2018 (Less than 1 Year)	2019-2020	2021-2022	Thereafter
Development agreements	$19,016	$14,923	$4,093	$—	$—
Operating leases	54,111	7,573	13,213	12,616	20,709
Total contractual cash obligations	$73,127	$22,496	$17,306	$12,616	$20,709
On April 20, 2018 we amended our Credit Facility with Wells Fargo. Pursuant to the amendment, the Credit Facility was reduced from $50.0 million to $15.0 million. The Credit Facility is designed to be used for general corporate purposes, including working capital requirements and to support the issuance of letters of credit. The Credit Facility is secured by a first priority lien on up to $15.0 million of the Company’s investments account held with Wells Fargo Bank. The amended Credit Facility expires on March 1, 2020.
As of March 31, 2018, we had $15.0 million in USD equivalent value in outstanding letters of credit and $3.0 million in restricted cash, primarily associated with certain letters of credit to secure customer prepayments and other customer related obligations.
In our normal course of operations, we have development arrangements under which we engage third-party engineering resources to work on our research and development projects. For the three months ended March 31, 2018, we incurred $5.4 million for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2017 and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of March 31, 2018 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice among acceptable accounting methods or may require substantial judgment or estimation.
Additionally, we consider certain judgments and estimates to be significant, including those relating to the allocation of transaction price to each performance obligation in revenue recognition, progress towards completion for satisfied over time performance obligations, collectibility of receivables, determination of inventory at the lower of cost or net realizable value, the value of used equipment returned or to be returned associated with customer contracts, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing of long-lived assets, including goodwill and other intangibles, determination of the implicit interest rate used in the sales-type lease calculation, estimated warranty liabilities, determination of the fair value of stock options and other assessments of fair value, evaluation of the probability of vesting of performance-based restricted stock and restricted stock units, calculation of deferred income tax assets, including estimates of future financial performance in the determination of the likely recovery of deferred income tax assets, our ability to utilize such assets, potential income tax assessments, the outcome of any legal proceedings and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.
Our management has discussed the selection of significant accounting policies and the effect of judgments and estimates with the Audit Committee of our Board of Directors.
Revenue Recognition
On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, which superseded nearly all existing revenue recognition guidance under GAAP, to all contracts using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.
Our performance obligations are satisfied over time as work is performed or at a point in time. The majority of our revenue is recognized at a point in time when products are accepted, installed or delivered. Most of our revenue is derived from long-term contracts that can span several years. Revenue is recognized when performance obligations under the terms of a contract with the customer are satisfied; generally, this occurs with the transfer of control of our systems or services. In general, this does not occur until the products have been shipped or services provided to the customer, risk of loss has transferred to the customer, and, where applicable, a customer acceptance has been obtained. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes that we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense.
To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. Contracts are often modified to account for changes in contract specifications and requirements. To determine the proper revenue recognition method for contract modifications, we evaluate whether the contract modification should be accounted for as a separate contract, part of an existing contract, or termination of an existing contract and the creation of a new contract. This evaluation requires significant judgment and the decision to combine a group of contracts or separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recorded in a given period. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our estimate of the standalone selling price of each distinct good or service in the contract.
We determine the transaction price by reviewing the established contractual terms and other relevant information. Contracts can include penalty clauses and contracts with government customers may not be fully funded, both of which represent variable consideration. Generally, we include both the funded and unfunded portions of a contract with a government customer in the transaction price, as most often it is deemed the contract will become fully funded. We also assess the likelihood of certain penalties that would result in contract price reductions and, if deemed probable, the transaction price is adjusted.
The majority of our contracts include multiple promised goods and services, which are assessed at contract inception. Each distinct good or service is identified as a performance obligation, which may be an individual good or service or a bundle of goods or services. In order to determine whether the promises are distinct, we assesses the use of our products and services by customers to determine whether the customer can benefit from the good or service on its own or from other readily available resources, and whether the promised transfer of goods or services is separately identifiable from other promises in the contract.

The majority of our revenues are from product solutions which include supercomputers, storage and data analytics systems, each of which are usually separate performance obligations. Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Product revenue is typically recognized upon customer acceptance, or upon installation or delivery if formal acceptance is not required. Service revenue is typically recognized over time and consists mainly of system maintenance, analyst services, and engineering services, each of which are usually separate performance obligations. System maintenance commences upon customer acceptance or installation, depending on the contract terms, and revenue is recognized ratably over the remaining term of the maintenance contract. On-site analysts provide specialized services to customers, the revenue for which is recognized ratably over the contract period. Service revenue is recognized on a straight-line basis over the service period as the services are available continuously to the customer. Revenue from engineering services can be recognized as services are performed or as milestones are achieved, depending on the terms of the contract and nature of services performed. If, in a contract, the customer has an option to acquire additional goods or services, that option gives rise to a performance obligation if the option provides a material right to the customer that it would not receive without entering into that contract. Revenue from purchase options can be recognized as those future goods or services are transferred or when the option expires.
Generally, billing occurs subsequent to product revenue recognition and payment is expected within 30 days, resulting in contract assets. However, we sometimes receive advances or deposits from customers before revenue is recognized, resulting in customer contract liabilities (formerly deferred revenue). These assets and liabilities are reported on the Condensed Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. Our payment terms vary from contract to contract. Contracts may require payment before, at or after our performance obligations have been satisfied.
We perform an assessment to determine whether a significant financing component is present in a contract. If a contract is determined to include a significant financing component, the interest rate used in the calculation is based on the prevailing interest rates at contract inception and the entity’s creditworthiness. When the period between providing a good or service to the customer is expected to be less than one year from payment, we apply the practical expedient and do not adjust the consideration for the effects of a significant financing component.
Occasionally, our contracts include noncash consideration. This typically consists of returned parts when a system is upgraded or de-installed. Noncash consideration is measured at contract inception at estimated fair value.
The total transaction price is allocated to each performance obligation identified in the contract based on its relative standalone selling price. We do not have directly observable standalone selling prices for the majority of our performance obligations due to a relatively small number of customer contracts that differ in system size and contract terms which can be due to infrequently selling each performance obligation separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. When a directly observable standalone selling price is not available, we estimate the standalone selling price. In determining the estimated standalone selling price, we use the cost to provide the product or service plus a margin, or considers other factors. When using cost plus a margin, we consider the total cost of the product or service, including customer-specific and geographic factors as appropriate. We also considers the historical margins of the product or service on previous contracts and several other factors including any changes to pricing methodologies, competitiveness of products and services and cost drivers that would cause future margins to differ from historical margins.
We occasionally offer discounts to our customers. As these discounts are offered on bundles of goods and services, the discounts are applied to all performance obligations in the contract on a pro-rata basis.
Our incremental direct costs of obtaining a contract come primarily from sales commissions, a portion of which are paid upon contract signing. These commissions are generally capitalized upon payment and expensed at the time of revenue recognition. These deferred commissions are included in prepaid expenses in the Condensed Consolidated Balance Sheet. As of March 31, 2018 and December 31, 2017, we had $1.4 million and $1.3 million, respectively, of deferred commissions. For the three months ended March 31, 2018 and 2017, we recognized $1.1 million and $0.4 million, respectively, in commissions expense.
Our remaining performance obligations reflect the deliverables within contracts with customers that will have revenue recognized in a future period (this may also be referred to as backlog). Due to the nature of our business and the size of individual transactions, forecasting the timing and total amount of revenue recognition is subject to significant uncertainties. As of March 31, 2018, we had an aggregate of $500 million in remaining performance obligations stemming from a mixture of system contracts with their related service obligations and other service obligations. Included in this balance are $2.4 million in losses resulting from hedged foreign currency transactions, which offset the related increase in revenue from currency fluctuations. These losses will be reclassified from accumulated other comprehensive income to revenue in the period the related transactions are recognized as revenue. These obligations are anticipated to be recognized as revenue over approximately the next six years. We estimate that about 70% of these obligations are expected to be recognized as revenue in the next 18 months, with the remainder thereafter.
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
As of March 31, 2018, we continued to provide a full valuation allowance against our U.S. federal deferred tax assets and against the majority of our state and foreign deferred tax assets as the realization of such assets is not considered to be more likely than not at this time. In a future period our assessment of the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period we could record a substantial tax benefit in our Condensed Consolidated Statement of Operations when that occurs. We recognize the income tax benefit from a tax position only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of our position. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
As of March 31, 2018, we had approximately $90.0 million of net deferred tax assets before application of a valuation allowance. As of March 31, 2018, net deferred tax assets after reduction by the valuation allowance of $88.7 million were $1.3 million.
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
We have granted performance vesting restricted stock units to executives as one of the ways to align compensation with shareholder interests. Vesting of these awards is contingent upon achievement of certain performance conditions. Compensation expense for these awards is only recognized when vesting is deemed to be “probable”. Awards are evaluated for probability of vesting during each reporting period. We do not currently believe that any of our performance vesting restricted stock units are “probable” of vesting.

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
As of March 31, 2018, we had entered into foreign currency exchange contracts that were designated as cash flow hedges that hedge approximately $87.4 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These foreign currency exchange contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. As of March 31, 2018, we had entered into foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment totaling $67.9 million. Unrealized gains or losses recorded in the Condensed Consolidated Statement of Operations related to these contracts are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold or purchase any currency forward exchange contracts for trading purposes. As of March 31, 2018, a hypothetical 10% unfavorable change in foreign currency exchange rates would impact our annual operating results by approximately $0.5 million.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2018 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Item 1A. Risk Factors
You should carefully consider the risks described below together with all of the other information in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 15, 2018. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.
Our operating results fluctuate significantly and we may not achieve profitability in any given period. Our operating results are subject to significant fluctuations which make predicting revenue and operating results for any specific period very difficult, particularly because a material portion of product revenue recognized in any given quarter or year typically depends on a limited number of system sales expected for that quarter or year and product revenue generally depends on the timing of product acceptances by customers and contractual provisions affecting revenue recognition. Receiving less than anticipated customer orders, delays in achieving customer acceptances of installed systems and recognizing revenue from a product transaction or transactions due to development or product delivery delays, customer site readiness delays, unexpected manufacturing delays or defects, not receiving components on time or at competitive prices, not receiving components with anticipated quality and performance, the inability of a system to meet performance requirements or targets or other contractual obligations, among other factors, could have a material adverse effect on our operating results in any specific quarter or year, such as by reducing or delaying associated revenue, gross profit and cash receipts from one quarter to another, or even from one year to another, particularly in the case of revenue expected to be realized in the fourth quarter of any year, as has happened in the past. In addition, because our revenue can be concentrated in particular quarters, often the fourth quarter, we generally do not expect to sustain profitability over successive quarters even if we are profitable for the year.
Although we recorded positive annual net income between 2010 and 2016, we recorded a net loss in 2017 and we expect to report a net loss in 2018 and may well experience a net loss in any year in addition to quarterly losses. Net income may fluctuate significantly as a result of many factors, including as a result of reduced revenue, gross margins or significant investments we may make to grow our business which often require many years to come to fruition and may not be realized when expected, if at all. For example, we have incurred and anticipate continuing to incur significant expenditures in connection with ongoing investments in research and development. Due to the inherent difficulty in estimating costs associated with projects of this scale and nature, certain of the costs associated with these potential projects may be higher than estimated and it may take longer than expected to complete, if at all. In addition, while we were profitable in 2016, our revenue and profitability declined year over year in both 2016 and 2017, substantially driven by a slow-down in the segments of the high-end of the supercomputing market that we target. It is uncertain whether or when the segments of the high-end of the supercomputing market that we target will rebound and resume growing.
Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	our ability to secure sufficient orders at high enough gross margins for our Cray XC and Cray CS systems as well as upgrades and successor systems, such as our next generation “Shasta” system;

•	successfully delivering and obtaining sufficient customer acceptances of ordered systems, including attached storage systems;

•	delays in delivery of upgraded or new systems, such as our next generation “Shasta” system, longer than expected customer acceptance cycles or penalties resulting from system acceptance issues;

•
revenue delays or losses due to customers postponing purchases as a result of delays in available budgets or waiting for the availability of future upgraded or new systems, such as our next generation Shasta systems;

•
our ability to successfully integrate the ClusterStor product line, business and associated sales channel and our ability to successfully generate revenue and profitability from sales of our storage, data analytics and AI solutions;

•
our ability to successfully and timely design for, procure and integrate competitive processors for our Cray XC and Cray CS systems and upgrades and successor systems, such as our next generation “Shasta” system;

•	our expense levels, including research and development expense;

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
Our business could be adversely affected by conditions affecting the HPC market. A substantial portion of our business depends on the demand for HPC products by large enterprise, the U.S. Government and foreign government customers, and we are dependent upon the overall economic health of the high-end of the supercomputing market. Demand for our products and services depends substantially upon the general demand for supercomputers and associated services, as well as technological needs in the data analytics, AI and storage markets, which fluctuate based on numerous factors, including capital spending levels and growth of our current and prospective customers. Moreover, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. As a result, spending priorities for our current and future customers may vary and demand for our products and services may also fluctuate. For instance, while we were profitable in 2016, our revenue and profitability declined year over year in both 2016 and 2017, substantially driven by a slow-down in the segments of the high-end of the supercomputing market that we target, and while we believe that we have seen early signs of a recovery in the market, we believe that the overall downturn in the market has continued into 2018. It is uncertain whether or when these segments will recover from the ongoing downturn. While we believe that the market’s long-term growth drivers remain intact, there is no assurance that these markets will rebound and resume growing. A prolonged slow-down in these markets could continue to harm our financial condition and results of operations.
If we are unable to successfully develop, sell and deliver our Cray XC systems and successor systems, such as our next generation Shasta system, our operating results will be adversely affected. We expect that a substantial portion of our revenue in the foreseeable future will come from the sale of Cray XC systems and successor systems, such as our next generation Shasta system, including systems integrating future processors and accelerators where we are dependent upon third-party suppliers to deliver according to expected plans. The development efforts related to these systems are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources often years ahead of the time when we can be assured that they will result in competitive products. We may invest significant resources that may prove ultimately unsuccessful. The development process for our next generation “Shasta” system is particularly complex and challenging, and we are implementing new development techniques as part of our efforts to complete this significant project. Our efforts could be unsuccessful, the changes we are implementing could cause disruption to our development efforts, and unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. Given the breadth of our engineering challenges, changes in the market and technology and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons, including those related to our dependence on third-party suppliers of components such as processors and accelerators, and/or because of insufficient engineering resources, which could result in an uncompetitive product or cause a lack of confidence in our capabilities among our key customers. To the extent that we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of or changes to programs due to technical or economic infeasibility, inability to source acceptable third-party components such as processors and accelerators or investment in unproductive development efforts, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected.
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

•
our ability to meet all customer requirements for acceptance. Even after a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems within the provided-for acceptance period, which has resulted in contract penalties and delays in our ability to recognize revenue from system deliveries. Most often these penalties have adversely affected revenue and gross profit at the time of revenue recognition through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. The risk of contract penalties is increased when we bid for new business prior to us or our suppliers completing development of new products and when we must estimate future system performance and costs, such as has been and will be required with our Cray XC systems, ClusterStor storage systems and our next generation “Shasta” systems;

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
If the U.S. Government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. Government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2015, 2016, 2017 and the first three months of 2018, approximately 47%, 47%, 53% and 25%, respectively, of our total revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to the U.S. Government. Sales to the U.S. Government and other governments, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

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

In particular, the U.S. government has announced plans to procure multiple, large “exascale” systems for delivery in future years and provide funding for certain research and development efforts associated with those system deliveries. If we are unable to secure a sufficient portion of that development funding for those systems sales, our ability to grow in future years and our ability to offset research and development expenses leading up to those deliveries may be adversely affected. In addition, if agencies and departments of the United States or other governments were to stop, reduce or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
If we cannot retain, attract and motivate key personnel, we may be unable to effectively implement our business plan. Our success depends in large part upon our ability to retain, attract and motivate highly skilled management, development, marketing, sales and service personnel. The loss of and failure to replace key technical management and personnel could adversely affect multiple development efforts, including those related to our next generation “Shasta” system. Recruitment and retention of senior management and skilled technical, sales and other personnel is very competitive, and we may not be successful in either attracting or retaining such personnel. We have lost key personnel to other high technology companies, and many larger companies with significantly greater resources than us have aggressively recruited, and continue to aggressively recruit, key personnel. As part of our strategy to attract and retain key personnel, we may offer equity compensation through grants of stock options, restricted stock awards or restricted stock units. Potential employees, however, may not perceive our equity incentives as attractive enough. In addition, due to the intense competition for qualified employees, we may be required to, and have had to, increase the level of compensation paid to existing and new employees, which could materially increase our operating expenses. In July 2017, we implemented a restructuring plan that included a reduction of our workforce and as a result we may have lost important talent and skill sets and may have a more difficult time retaining and motivating those employees not directly impacted by the restructuring as well as attracting new employees.
We may infringe or be subject to claims that we infringe the intellectual property rights of others. We are and may in the future be subject to patent infringement and other intellectual property claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-parties. Companies in the technology industry, and other patent, copyright, and trademark holders seeking to profit from royalties, own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the intellectual property rights claims against us have grown and will likely continue to grow. For example, we are currently involved in litigation with Raytheon Company (Raytheon) which is described in Note 11 - Contingencies in the Notes to our Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
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
We are subject to market and financial risks due to our international operations that could adversely affect those operations or our profitability and operating results. Our international operations include sales and service offices in Europe, the Middle East, South America, Asia, Australia and Canada. Our operations in countries outside of the United States, which accounted for approximately 64% of our total revenue for the three months ended March 31, 2018, expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	supporting multiple languages;

•	recruiting sales and technical support personnel internationally with the skills to sell and support our products and the potentially high cost related to employee separations;

•	complying with governmental regulations, including obtaining required import or export approval for our products;

•	increased complexity and costs of managing international operations;

•	increased exposure to foreign currency exchange rate fluctuations;

•	trade protection measures and business practices that favor local competition, including as a result of recent measures and threats by the United States to levy tariffs on certain products;

•	risks and costs associated with employee-favorable labor laws in many foreign jurisdictions;

•	longer sales cycles and manufacturing lead times;

•	financial risks such as longer payment cycles and difficulties in collecting accounts receivable;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

•	ineffective legal protection of intellectual property rights;

•	more complicated logistics and distribution arrangements;

•	additional taxes and penalties;

•	inadequate local infrastructure that could result in business disruptions;

•	global political and economic instability; and

•	other factors beyond our control such as natural disasters, terrorism, civil unrest, war and infectious disease.
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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2015, 2016, 2017 and the first three months of 2018, approximately 47%, 47%, 53% and 25%, respectively, of our total revenue was derived from U.S. Government sales. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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

Our stock price is volatile. The trading price of our common stock is subject to significant fluctuations in response to many factors, including stock market trends and shareholder profile, our quarterly operating results, changes in analysts’ estimates or our outlook, our capital raising activities, announcements of technological innovations and customer contracts by us or our competitors, others in the industry or our customers, a significant aggressive seller or buyer, litigation activities, general economic conditions and conditions in our industry. From January 1, 2017 through March 31, 2018, the closing sales price of our common stock on The Nasdaq Global Market ranged from $16.35 to $26.55 per share. Because our stock price has been volatile, investing in our common stock is risky.
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

CRAY INC.

Date:	May 1, 2018	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	May 1, 2018	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	May 1, 2018	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer