Form 10-Q
period 2018-06-30
CRAY INC
filed 2018-07-31
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2018, there were 40,826,844 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$142,157	$137,326
Restricted cash	1,300	1,964
Short-term investments	—	6,997
Accounts and other receivables, net	113,138	162,034
Inventory	148,153	186,307
Prepaid expenses and other current assets	23,134	25,015
Total current assets	427,882	519,643

Long-term restricted cash	1,030	1,030
Long-term investment in sales-type lease, net	16,409	23,367
Property and equipment, net	37,880	36,623
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	3,760	4,345
Other non-current assets	18,536	19,567
TOTAL ASSETS	$519,679	$618,757

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,758	$57,207
Accrued payroll and related expenses	16,994	18,546
Other accrued liabilities	10,885	9,471
Customer contract liabilities	58,575	80,119
Total current liabilities	103,212	165,343

Long-term customer contract liabilities	32,917	38,622
Other non-current liabilities	12,823	14,495
TOTAL LIABILITIES	148,952	218,460

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,815,172 and 40,464,963 shares, respectively	639,782	633,408
Accumulated other comprehensive income	1,946	915
Accumulated deficit	(271,001)	(234,026)
TOTAL SHAREHOLDERS’ EQUITY	370,727	400,297
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$519,679	$618,757

The accompanying notes are an integral part of these condensed consolidated financial statements

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Product	$83,379	$51,531	$127,833	$72,659
Service	36,824	35,604	71,964	73,507
Total revenue	120,203	87,135	199,797	146,166
Cost of revenue:
Cost of product revenue	65,274	39,515	99,319	54,266
Cost of service revenue	17,122	19,277	35,719	39,748
Total cost of revenue	82,396	58,792	135,038	94,014
Gross profit	37,807	28,343	64,759	52,152
Operating expenses:
Research and development, net	29,382	17,325	59,274	49,965
Sales and marketing	15,218	15,247	30,883	29,900
General and administrative	5,624	7,205	11,403	16,002
Restructuring	—	—	476	—
Total operating expenses	50,224	39,777	102,036	95,867
Loss from operations	(12,417)	(11,434)	(37,277)	(43,715)

Other income, net	430	155	48	1,197
Interest income, net	667	897	1,380	1,775
Loss before income taxes	(11,320)	(10,382)	(35,849)	(40,743)
Income tax benefit (expense)	370	3,542	(109)	14,688
Net loss	$(10,950)	$(6,840)	$(35,958)	$(26,055)

Basic net loss per common share	$(0.27)	$(0.17)	$(0.89)	$(0.65)
Diluted net loss per common share	$(0.27)	$(0.17)	$(0.89)	$(0.65)

Basic weighted average shares outstanding	40,616	40,051	40,527	40,022
Diluted weighted average shares outstanding	40,616	40,051	40,527	40,022

The accompanying notes are an integral part of these condensed consolidated financial statements

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(10,950)	$(6,840)	$(35,958)	$(26,055)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale investments	9	77	7	94
Foreign currency translation adjustments	(1,185)	(170)	(1,159)	440
Unrealized gain (loss) on cash flow hedges	2,306	(615)	1,074	(1,174)
Reclassification adjustments on cash flow hedges included in net loss	633	38	1,109	38
Other comprehensive income (loss)	1,763	(670)	1,031	(602)
Comprehensive loss	$(9,187)	$(7,510)	$(34,927)	$(26,657)

The accompanying notes are an integral part of these condensed consolidated financial statements

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(35,958)	$(26,055)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,269	7,893
Share-based compensation expense	6,134	5,058
Deferred income taxes	(239)	(14,811)
Other	(145)	637
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	46,484	124,479
Long-term investment in sales-type lease, net	6,673	4,577
Inventory	32,755	(68,472)
Prepaid expenses and other assets	(617)	799
Accounts payable	(40,264)	11,618
Accrued payroll and related expenses and other liabilities	3,777	(3,088)
Customer contract liabilities	(27,049)	(977)
Net cash provided by (used in) operating activities	(180)	41,658
Investing activities:
Sales/maturities of available-for-sale investments	7,000	15,000
Purchases of available-for-sale investments	—	(94,902)
Cash received in strategic transaction	1,584	—
Purchases of property and equipment	(3,275)	(13,588)
Net cash provided by (used in) investing activities	5,309	(93,490)
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	—	365
Purchase of employee restricted shares to fund related statutory tax withholding	(2,569)	(1,514)
Proceeds from exercises of stock options	1,792	90
Net cash used in financing activities	(777)	(1,059)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(185)	1,281
Net increase (decrease) in cash, cash equivalents and restricted cash	4,167	(51,610)
Cash, cash equivalents and restricted cash:
Beginning of period	140,320	224,617
End of period	$144,487	$173,007

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$401	$990
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service spares	$5,503	$887

The following is a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$142,157	$137,326
Restricted cash (1)	1,300	1,964
Long-term restricted cash (1)	1,030	1,030
Total cash, cash equivalents and restricted cash	$144,487	$140,320

(1)	Restricted cash primarily associated with certain letters of credit to secure customer prepayments and other customer related obligations.

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
Revenue Recognition
On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, which superseded nearly all existing revenue recognition guidance under GAAP, to all contracts using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Adoption of the new standard did not have a material impact on the Company’s net loss during the first six months of 2018. The Company expects the impact of the adoption of the new standard to be immaterial to its net income on an ongoing basis.
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
The majority of the Company’s revenues are from product solutions which include supercomputers, storage, and data analytics systems, each of which are usually separate performance obligations. Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Product revenue is typically recognized upon customer acceptance, or upon installation or delivery if formal acceptance is not required. Service revenue is typically recognized over time and consists mainly of system maintenance, analyst services, and engineering services, each of which are usually separate performance obligations. System maintenance commences upon customer acceptance or installation, depending on the contract terms, and revenue is recognized ratably over the remaining term of the maintenance contract. On-site analysts provide specialized services to customers, the revenue for which is recognized ratably over the contract period. Service revenue is recognized on a straight-line basis over the service period as the services are available continuously to the customer. Revenue from engineering services can be recognized as services are performed or as milestones are achieved, depending on the terms of the contract and nature of services performed. If, in a contract, the customer has an option to acquire additional goods or services, that option gives rise to a performance obligation if the option provides a material right to the customer that it would not receive without entering into that contract. Revenue from purchase options can be recognized as those future goods or services are transferred or when the option expires.
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
The total transaction price is allocated to each performance obligation identified in the contract based on its relative standalone selling price. The Company does not have directly observable standalone selling prices for the majority of its performance obligations due to a relatively small number of customer contracts that differ in system size and contract terms which can be due to infrequently selling each performance obligation separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. When a directly observable standalone selling price is not available, the Company estimates the standalone selling price. In determining the estimated standalone selling price, the Company uses the cost to provide the product or service plus a margin, or considers other factors. When using cost plus a margin, the Company considers the total cost of the product or service, including customer-specific and geographic factors as appropriate. The Company also considers the historical margins of the product or service on previous contracts and several other factors including any changes to pricing methodologies, competitiveness of products and services, and cost drivers that would cause future margins to differ from historical margins.
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

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers (in thousands) and includes both short-term and long-term portions:

	June 30, 2018	December 31, 2017	Change
Contract receivables	$111,300	$167,346	$(56,046)
Contract assets	8,303	9,321	(1,018)
Contract liabilities	91,492	118,741	(27,249)
Generally, billing occurs subsequent to product revenue recognition and payment is expected within 30 days, resulting in contract assets. Contract receivables consist of amounts billed to customers and include the Company's investment in a sales type lease, a portion of which is due beyond one year. Contract assets primarily relate to the Company's rights to consideration for work completed but not billed where right to payment is not just subject to the passage of time. Contract assets become contract receivables when the rights become unconditional. The Company sometimes receives advances or deposits from customers before revenue is recognized, resulting in customer contract liabilities (formerly deferred revenue). These assets and liabilities are reported on the Condensed Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. The Company’s payment terms vary from contract to contract. Contracts may require payment before, at or after the Company’s performance obligations have been satisfied. The decrease in the Company's contract asset balance for the six months ended June 30, 2018 is primarily due to transfers of amounts from contract assets to contract receivables that were included in the contract assets balance at the beginning of the period, partially offset by the addition of new contract assets.
For the six month period ended June 30, 2018, the Company recognized $49.9 million in revenues from the contract liability balance at the beginning of the period.
The Company’s incremental direct costs of obtaining a contract come primarily from sales commissions, a portion of which are paid upon contract signing. These commissions are generally capitalized upon payment and expensed at the time of revenue recognition. These deferred commissions are included in prepaid expenses in the Condensed Consolidated Balance Sheet. As of June 30, 2018 and December 31, 2017, the Company had $2.0 million and $1.3 million, respectively, of deferred commissions. For the three and six months ended June 30, 2018, the Company recognized $1.5 million and $2.6 million, respectively, in commissions expense. For the three and six months ended June 30, 2017, the Company recognized $1.2 million and $1.7 million, respectively, in commissions expense.

The following data presents the Company's operating segment revenues disaggregated by primary geographic market, which is determined based on a customer's geographic location (in thousands). Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific and Japan; and the United States, Canada, and Latin America (Americas). Revenues were reduced by $0.6 million and $1.1 million related to hedging losses for the three and six months ended June 30, 2018, respectively, which do not represent revenues recognized from contracts with customers.

	Americas	EMEA	Asia Pacific & Japan	Total
Three Months Ended June 30, 2018
Supercomputing	$44,318	$14,148	$43,305	$101,771
Storage and Data Management	6,876	3,268	2,817	12,961
Maintenance and Support	21,117	7,752	5,425	34,294
Engineering Services and Other	5,189	58	224	5,471
Elimination of inter-segment revenue	(21,117)	(7,752)	(5,425)	(34,294)
Total revenue	$56,383	$17,474	$46,346	$120,203

	Americas	EMEA	Asia Pacific & Japan	Total
Six Months Ended June 30, 2018
Supercomputing	$64,927	$22,806	$69,904	$157,637
Storage and Data Management	14,914	7,444	11,356	33,714
Maintenance and Support	41,663	15,241	10,224	67,128
Engineering Services and Other	7,910	118	418	8,446
Elimination of inter-segment revenue	(41,663)	(15,241)	(10,224)	(67,128)
Total revenue	$87,751	$30,368	$81,678	$199,797
The Company’s remaining performance obligations reflect the deliverables within contracts with customers that will have revenue recognized in a future period (this may also be referred to as backlog). Due to the nature of the Company’s business and the size of individual transactions, forecasting the timing and total amount of revenue recognition is subject to significant uncertainties. As of June 30, 2018, the Company has an aggregate of $465 million in remaining performance obligations stemming from a mixture of system contracts with their related service obligations and other service obligations. Included in this balance are $0.5 million in gains resulting from hedged foreign currency transactions, which offset the related increase in revenue from currency fluctuations. These gains will be reclassified from accumulated other comprehensive income to revenue in the period the related transactions are recognized as revenue. These obligations are anticipated to be recognized as revenue over approximately the next six years. The Company estimates that about 80% of these obligations are expected to be recognized as revenue in the next 18 months, with the remainder thereafter.
Note 2— New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under prior GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance also requires additional disclosures and several terminology changes, such as amounts previously referred to as deferred revenue now being referred to as customer contract liabilities. The Company adopted ASU 2014-09 at the beginning of the first quarter of 2018 using the modified retrospective method. No cumulative effect adjustment was required to be recorded for this change in accounting as the Company determined the impact of the change to not be material. The comparative information for the three and six months ended June 30, 2017, and as of December 31, 2017 has not been restated and continues to be reported under the accounting standards in effect for those periods. The effect of initially applying the new revenue standard had an immaterial effect on the Company’s financial statements. Adoption of the new standard did not have a material impact on the Company’s net loss during the first six months of 2018. The Company expects the impact of the adoption of the new standard to be immaterial to its net income on an ongoing basis.

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
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of June 30, 2018, and indicates the level within the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of June 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$144,487	$144,487	$—
Foreign currency exchange contracts (1)	3,522	—	3,522
Assets measured at fair value at June 30, 2018	$148,009	$144,487	$3,522
Liabilities:
Foreign currency exchange contracts (2)	197	—	197
Liabilities measured at fair value at June 30, 2018	$197	$—	$197

(1)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of June 30, 2018 and December 31, 2017, the Company had outstanding foreign currency exchange contracts that were designated and accounted for as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately (in millions):

	June 30, 2018	December 31, 2017
Euros (EUR)	0.8	2.1
Japanese Yen (JPY)	1,006.7	4,345.6
Canadian Dollars (CAD)	54.4	56.0
New Zealand Dollars (NZD)	—	16.2
The Company had hedged foreign currency exposure related to these designated cash flow hedges of approximately $52.1 million and $96.3 million as of June 30, 2018 and December 31, 2017, respectively.
As of June 30, 2018 and December 31, 2017, the Company had outstanding foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment. The Company dedesignates cash flow hedges when the receivable related to the hedged cash flow is recorded. The outstanding notional amounts were approximately (in millions):

	June 30, 2018	December 31, 2017
British Pounds (GBP)	22.2	26.1
Euros (EUR)	3.1	4.7
Swiss Francs (CHF)	—	2.6
Canadian Dollars (CAD)	0.2	0.3
Japanese Yen (JPY)	2,260.0	—
The foreign currency exposure related to these contracts was approximately $57.2 million as of June 30, 2018 and $46.9 million as of December 31, 2017. Unrealized gains or losses related to these dedesignated contracts are recorded in other income

(loss) in the Condensed Consolidated Statements of Operations and are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
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
Fair values of derivative instruments designated as cash flow hedges (in thousands):

Balance Sheet Location	Fair Value as of June 30, 2018	Fair Value as of December 31, 2017
Prepaid expenses and other current assets	$488	$546
Other accrued liabilities	—	(129)
Other non-current liabilities	(126)	(1,907)
Total fair value of derivative instruments designated as cash flow hedges	$362	$(1,490)
Fair values of derivative instruments not designated as cash flow hedges (in thousands):

Balance Sheet Location	Fair Value as of June 30, 2018	Fair Value as of December 31, 2017
Prepaid expenses and other current assets	$1,625	$1,252
Other non-current assets	1,409	1,453
Other accrued liabilities	(71)	(395)
Total fair value of derivative instruments not designated as cash flow hedges	$2,963	$2,310

Note 4— Accumulated Other Comprehensive Income
The following table shows the impact on product revenue of reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the three and six months ended June 30, 2018 and 2017 (in thousands). The reclassification adjustments decreased product revenue for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Gross of tax reclassifications	$(633)	$(64)	$(1,109)	$(64)
Net of tax reclassifications	$(633)	$(38)	$(1,109)	$(38)

The following tables show the changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2018 and 2017 (in thousands):

Three Months Ended June 30, 2018
	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(9)	$1,637	$(1,445)	$183
Current-period change, net of tax	9	(1,185)	2,939	1,763
Ending balance	$—	$452	$1,494	$1,946

Income tax expense (benefit) associated with current-period change	$—	$—	$—	$—

Three Months Ended June 30, 2017
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$17	$2,711	$122	$2,850
Current-period change, net of tax	77	(170)	(577)	(670)
Ending balance	$94	$2,541	$(455)	$2,180

Income tax expense (benefit) associated with current-period change	$51	$20	$(384)	$(313)

Six Months Ended June 30, 2018
	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(7)	$1,611	$(689)	$915
Current-period change, net of tax	7	(1,159)	2,183	1,031
Ending balance	$—	$452	$1,494	$1,946

Income tax expense (benefit) associated with current-period change	$—	$—	$—	$—

Six Months Ended June 30, 2017
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$—	$2,101	$681	$2,782
Current-period change, net of tax	94	440	(1,136)	(602)
Ending balance	$94	$2,541	$(455)	$2,180

Income tax expense (benefit) associated with current-period change	$63	$195	$(757)	$(499)
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
For the three and six months ended June 30, 2018 and 2017, outstanding stock options, unvested restricted stock and unvested restricted stock units were antidilutive because of the net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and six months ended June 30, 2018 and 2017, potential gross common shares of 3.0 million and 3.2 million, respectively, were antidilutive and not included in computing diluted EPS. An additional 0.5 million and 0.6 million performance vesting restricted stock and performance vesting restricted stock units were excluded from the computation of potential common shares for the three and six months ended June 30, 2018 and 2017, respectively, because the conditions for vesting had not been met as of the balance sheet date.
Note 6— Investments
The Company’s investments in debt securities with maturities at purchase greater than three months are classified as “available-for-sale.” Changes in fair value are reflected in other comprehensive income (loss). The carrying amounts of the Company’s investments in available-for-sale securities as of December 31, 2017 are shown in the table below (in thousands):

		Unrealized Loss
	Cost		Fair Value
Short-term available-for-sale securities	$7,007	$(10)	$6,997
Note 7— Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Trade accounts receivable	$84,513	$131,151
Current contract assets	6,067	9,321
Advance billings	1,865	3,569
Short-term investment in sales-type lease	12,082	10,684
Other receivables	8,638	7,337
	113,165	162,062
Allowance for doubtful accounts	(27)	(28)
Accounts and other receivables, net	$113,138	$162,034
Contract assets represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of June 30, 2018 and December 31, 2017, accounts receivable included $39.0 million and $45.3 million, respectively, that resulted from sales to the U.S. government and system acquisitions primarily funded by the U.S. government (“U.S. Government”). Of these amounts, $1.0 million and $2.1 million were unbilled and included in contract assets as of June 30, 2018 and December 31, 2017, respectively, based upon contractual billing arrangements with these customers. As of June 30, 2018, two non-U.S. Government customers accounted for 30% of total accounts and other receivables. As of December 31, 2017, two non-U.S. Government customers accounted for 38% of total accounts and other receivables.
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

The following table shows the components of the net investment in the sales-type lease as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Total minimum lease payments to be received	$33,971	$42,268
Less: executory costs	(4,574)	(6,831)
Net minimum lease payments receivable	29,397	35,437
Less: unearned income	(906)	(1,386)
Net investment in sales-type lease	28,491	34,051
Less: long-term investment in sales-type lease	(16,409)	(23,367)
Investment in sales-type lease included in accounts and other receivables	$12,082	$10,684
As of June 30, 2018, minimum lease payments for each of the succeeding three fiscal years are as follows (in thousands):

2018 (less than 1 year)	$7,553
2019	15,105
2020	11,313
Total minimum lease payments to be received	$33,971
Note 9— Inventory
Inventory consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Components and subassemblies	$34,263	$37,219
Work in process	45,589	59,456
Finished goods	68,301	89,632
Total	$148,153	$186,307
Finished goods inventory of $66.0 million and $48.1 million was located at customer sites pending acceptance as of June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, two customers accounted for $55.0 million of finished goods inventory, and at December 31, 2017, two customers accounted for $67.7 million of finished goods inventory.
The Company did not write off any inventory during the three and six months ended June 30, 2018 and 2017.
Note 10— Customer Contract Liabilities
Liabilities from contracts with customers consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Contract liability - product	$7,055	$22,245
Contract liability - service	84,437	96,496
Total contract liabilities	91,492	118,741
Less: long-term contract liabilities	(32,917)	(38,622)
Current contract liabilities	$58,575	$80,119
As of June 30, 2018 and December 31, 2017, the U.S. Government accounted for $25.9 million and $32.5 million, respectively, of total customer contract liabilities. As of June 30, 2018 and December 31, 2017, no non-U.S. Government customers accounted for more than 10% of total customer contract liabilities.
Note 11— Contingencies
The Company is subject to patent lawsuits brought by Raytheon Company, or Raytheon. The first suit was brought by Raytheon on September 25, 2015 in the Eastern District of Texas (Civil Action No. 2:15-cv-1554) asserting infringement of four patents owned by Raytheon. Two of the originally asserted patents relate to computer hardware alleged to be encompassed by Cray’s current and past products (the “Hardware Patents”), and the two remaining asserted patents relate to features alleged to be performed by certain third-party software that Cray optionally includes as part of its product offerings (the “Software Patents”).  A second suit was brought by Raytheon on April 22, 2016 in the Eastern District of Texas (Civil Action No. 2:16-cv-423) asserting infringement of five patents owned by Raytheon. In this second suit, all five asserted patents relate to features alleged to be performed by certain third-party software that Cray optionally includes as part of its product offerings. On September 21, 2017, the United States Court of Appeals for the Federal Circuit granted Cray’s petition for writ of mandamus and overturned the trial court’s determination that venue in the first action was proper in the Eastern District of Texas, and accordingly on April 5, 2018, the trial court ordered that the first action should be transferred to the Western District of Wisconsin as had been requested by Cray, which was effective on April 30, 2018 (Civil Action No. 3:18-cv-00318-wmc). After transfer, Raytheon indicated its desire to withdraw its claims for infringement of the Hardware Patents. Accordingly, the Wisconsin court, upon joint motion of the parties, has dismissed with prejudice the counts related to the Hardware Patents, and Raytheon has served on the Company and filed with the court covenants not to sue for infringement of the Hardware Patents. The Wisconsin court has also scheduled summary judgment proceedings on the remaining two counts, relating to the Software Patents, and trial has been set for June 3, 2019. The Texas court, upon joint motion of the parties, has also transferred the second action to the Northern District of California (Civil Action No. 3:18-cv-03388-RS). Per joint motion of the parties, the California court has stayed the second action pending resolution of the first action. The Company is vigorously defending these actions. The probable outcome of either litigation cannot be determined, nor can the Company estimate a range of potential loss. Based on its review of the matters to date, the Company believes that it has valid defenses and claims in each of the two lawsuits.  As a result, the Company considers the likelihood of a material loss related to these matters to be remote.
Note 12— Share-Based Compensation
The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the three and six month periods ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.85%	1.61%	2.85%	1.61%
Expected dividend yield	—%	—%	—%	—%
Volatility	48.93%	54.19%	48.93%	54.20%
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$11.13	$7.76	$11.13	$7.75
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied to the Company’s stock option grants during the three and six months ended June 30, 2018 and 2017 was 8.0%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period.

A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2017	2,034,474	$17.26
Grants	168,803	$27.10
Exercises	(192,814)	$9.30
Canceled and forfeited	(64,527)	$26.75
Outstanding at June 30, 2018	1,945,936	$18.59	5.7
Exercisable at June 30, 2018	1,430,360	$16.57	4.6
Available for grant at June 30, 2018	2,618,570
As of June 30, 2018, there was $14.8 million of aggregate intrinsic value of outstanding stock options, including $13.4 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2018 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. During the three and six months ended June 30, 2018, stock options covering 20,699 and 192,814 shares of common stock, respectively, with a total intrinsic value of $0.3 million and $2.7 million, respectively, were exercised. During the three and six months ended June 30, 2017, stock options covering 3,376 and 13,523 shares of common stock, respectively, with a total intrinsic value of $49 thousand and $0.2 million, respectively, were exercised.
The fair value of unvested restricted stock and unvested restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
A summary of the Company’s unvested restricted stock grants and changes during the six months ended June 30, 2018 is as follows:

	Service Vesting Restricted Shares
	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	112,325	$24.09
Granted	28,469	$27.10
Forfeited	(680)	$26.26
Vested	(85,595)	$23.05
Outstanding at June 30, 2018	54,519	$27.02
The estimated forfeiture rate applied to the Company’s restricted stock grants during the three and six months ended June 30, 2018 and 2017, was 8.0%. The aggregate fair value of restricted stock vested during the three and six months ended June 30, 2018, was $1.9 million and $2.0 million, respectively. The aggregate fair value of restricted stock vested during the three and six months ended June 30, 2017, was $2.3 million and $2.4 million, respectively.

A summary of the Company’s unvested restricted stock unit grants and changes during the six months ended June 30, 2018 is as follows:

	Service Vesting Restricted Stock Units		Performance Vesting Restricted Stock Units		Total Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	988,023	$21.29	482,485	$30.13	1,470,508	$24.19
Granted	294,203	$26.61	—	$—	294,203	$26.61
Forfeited	(41,116)	$21.97	—	$—	(41,116)	$21.97
Vested	(228,564)	$22.41	—	$—	(228,564)	$22.41
Outstanding at June 30, 2018	1,012,546	$22.55	482,485	$30.13	1,495,031	$25.00
The estimated forfeiture rate applied to the Company’s service vesting restricted stock unit grants during the three and six months ended June 30, 2018 and 2017, was 8.0%. The aggregate fair value of restricted stock units vested during the three and six months ended June 30, 2018, was $4.7 million and $5.1 million, respectively. The aggregate fair value of restricted stock units vested during the three and six months ended June 30, 2017, was $1.5 million and $1.6 million, respectively. Restricted stock units are not outstanding shares and do not have any voting or dividend rights. At the time of vesting, a share of common stock representing each restricted stock unit vested will be issued by the Company. The performance vesting restricted stock units are subject to performance measures that are currently not considered “probable” of attainment and as such, no compensation cost has been recorded for these units. The performance measures are based on Company performance for fiscal years 2018 and 2019.
Including performance-based equity awards, the Company had $36.3 million of total unrecognized compensation cost related to unvested stock options, unvested restricted stock and unvested restricted stock units as of June 30, 2018. Excluding the $14.5 million of unrecognized compensation cost related to unvested restricted stock units that are subject to performance measures that are currently not considered “probable” of attainment, unrecognized compensation cost is $21.8 million. No compensation expense is recognized for unvested restricted stock units subject to performance measures that are not considered “probable” of attainment. Unrecognized compensation cost related to unvested stock options and unvested non-performance-based restricted stock is expected to be recognized over a weighted average period of 3.1 years.
The following table sets forth the gross share-based compensation cost resulting from stock options, unvested restricted stock and unvested restricted stock units that were recorded in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of product revenue	$110	$76	$216	$116
Cost of service revenue	103	69	200	135
Research and development, net	1,101	907	1,961	1,798
Sales and marketing	744	315	1,478	1,200
General and administrative	1,134	940	2,279	1,809
Total	$3,192	$2,307	$6,134	$5,058
Note 13— Taxes
The Company’s effective tax rates for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Effective tax rates	3%	34%	—%	36%
The difference between the expected statutory tax rate of 21% and the actual tax rates of 3% and 0% for the three and six months ended June 30, 2018, respectively, was attributable to the Company’s decision to continue to provide a full valuation allowance against the Company’s U.S. federal deferred tax assets offset, in part, by foreign taxes. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 34% and 36% for the three and six months ended June 30, 2017, respectively, was the Company’s research and development tax credit and other permanent items.
On December 22, 2017, the President of the United States signed into law H.R. 1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Cuts and Jobs Act”). ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. The Tax Cuts and Jobs Act made significant changes to existing U.S. tax law, including, but not limited to, a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% and the imposition of a one-time tax on deferred foreign income (“Repatriation Transition Tax”). Given the significance of the Tax Cuts and Jobs Act, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 that recognized that a company’s review of the income tax effects attributable to the enactment of the Tax Cuts and Jobs Act may be incomplete at the time financial statements were issued for the reporting period that included the date of enactment and allowed a company to record provisional amounts during a one year measurement period. During the measurement period, income tax effects attributable to the enactment of the Tax Cuts and Jobs Act can be adjusted and recognized, as a discreet item in the applicable reporting period, as information becomes available, prepared or analyzed. The measurement period is deemed to have ended when the company has obtained, prepared and analyzed the information necessary to finalize its accounting. During the year ended December 31, 2017 the Company recorded provisional tax expense, in the amount of $0.3 million, attributable to the Repatriation Transition Tax and provisional tax expense, in the amount of $0.3 million, as a result of the Company’s decision to no longer consider the undistributed earnings of its foreign subsidiaries to be permanently reinvested outside of the U.S. As of June 30, 2018, the Company has not had sufficient time to obtain, prepare and analyze historical tax returns, financial statements and related accounts that is required to finalize its accounting with respect to the items for which provisional tax expense was recorded.
As of June 30, 2018, the Company continued to provide a full valuation allowance against its U.S. federal deferred tax assets and against the majority of its deferred tax assets arising in state and foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. In a future period, the Company’s assessment of the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If the Company’s conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period, the Company could record a substantial tax benefit in its Condensed Consolidated Statements of Operations when that occurs.
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

The following table presents revenues and gross margins for the Company’s operating segments for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Supercomputing	$101,771	$64,772	$157,637	$95,015
Storage and Data Management	12,961	15,744	33,714	31,289
Maintenance and Support	34,294	31,045	67,128	60,782
Engineering Services and Other	5,471	6,619	8,446	19,862
Elimination of inter-segment revenue	(34,294)	(31,045)	(67,128)	(60,782)
Total revenue	$120,203	$87,135	$199,797	$146,166

Gross Profit:
Supercomputing	$29,051	$20,164	$47,172	$31,823
Storage and Data Management	5,316	5,728	12,349	12,219
Maintenance and Support	17,871	14,759	32,946	28,577
Engineering Services and Other	3,440	2,451	5,238	8,110
Elimination of inter-segment gross profit	(17,871)	(14,759)	(32,946)	(28,577)
Total gross profit	$37,807	$28,343	$64,759	$52,152
Revenue and cost of revenue is the only discrete financial information the Company prepares for its segments. Other financial results or assets are not separated by segment.
The Company’s geographic operations outside the United States include sales and service offices in Europe and the Middle East, South America, Asia Pacific and Canada. Service revenue includes engineering services which can vary significantly from period to period. The following data represents the Company’s revenue for the United States and all other countries, which is determined based upon a customer’s geographic location (in thousands):

	United States		Other Countries		Total
	2018	2017	2018	2017	2018	2017
Three months ended June 30,
Product revenue	$31,155	$38,826	$52,224	$12,705	$83,379	$51,531
Service revenue	22,470	24,641	14,354	10,963	36,824	35,604
Total revenue	$53,625	$63,467	$66,578	$23,668	$120,203	$87,135

	United States		Other Countries		Total
	2018	2017	2018	2017	2018	2017
Six months ended June 30,
Product revenue	$38,172	$52,141	$89,661	$20,518	$127,833	$72,659
Service revenue	44,231	51,202	27,733	22,305	71,964	73,507
Total revenue	$82,403	$103,343	$117,394	$42,823	$199,797	$146,166
Sales to the U.S. Government totaled approximately $42.5 million and $61.4 million for the three and six months ended June 30, 2018, respectively, compared to approximately $57.4 million and $91.6 million for the three and six months ended June 30, 2017, respectively. For the six months ended June 30, 2018, one non-U.S. Government customer in Japan accounted for 17% of total revenue. For the six months ended June 30, 2018, total revenue in Japan accounted for 26% of total revenue. For the six months ended June 30, 2017, no non-U.S. Government or international customer accounted for more than 10% of total revenue.

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
Summary of First Six Months of 2018 Results
Total revenue increased by $53.6 million for the first six months of 2018 compared to the first six months of 2017, from $146.2 million to $199.8 million, due to higher product revenue. Product revenue was $55.2 million higher in the first six months of 2018 compared to the first six months of 2017, driven by several large product acceptances during the first six months of 2018.
Net loss for the first six months of 2018 was $36.0 million compared to net loss of $26.1 million for the same period in 2017. The increase in net loss was primarily driven by a decrease in income tax benefit of $14.8 million for the first six months of 2018 compared to the first six months of 2017 and an increase of $9.3 million in net research and development expense due to lower reimbursements. These amounts were partially offset by the increase in revenue discussed above.
Net cash used in operating activities was $0.2 million for the first six months of 2018 compared to net cash provided by operating activities of $41.7 million for the first six months of 2017. Net cash used in operating activities for the first six months of 2018 was primarily driven by the net loss, adjusted for non-cash expenses, of $21.9 million, a decrease in our accounts payable balance of $40.3 million due to the timing of payments to vendors, largely in connection with inventory purchases in the fourth quarter of 2017 and a decrease in customer contract liabilities of $27.0 million. These amounts were largely offset by collections from customers that resulted in a decrease of $46.5 million in accounts and other receivables and a decrease of $32.8 million in inventory due to customer acceptances of systems that were delivered during the first six months of 2018.
Market Overview and Challenges
Significant trends in the HPC industry include:

•	convergence of traditional supercomputing modeling simulation with big data analytics and AI;

•	supercomputing with many-core commodity processors driving increasing scalability requirements;

•
increased micro-architectural diversity, including increased usage of many-core processors and accelerators (such as graphics processors or GPU’s), as the rate of increases in per-core performance slows;

•	data I/O and storage capacity needs growing faster than computational needs;

•	the rise of AI along using machine learning and deep learning algorithms which utilize HPC technologies for performance and scale;

•	technology innovations in memory and storage allowing for faster data access such as high bandwidth memory, NVRAM, SSDs and flash devices;

•	the increasing commoditization of HPC hardware, particularly processors and system interconnects;

•	the growing concentration of very large suppliers of key computing, memory and storage components in the industry;

•	the growing commoditization of software, including more capable open source software;

•	electrical power and system cooling requirements becoming a design constraint and driver in total cost of ownership determinations;

•	increasing use of AI and analytics technologies (Hadoop, Spark, NoSQL and Graph) in both the HPC and big data markets;

•	increased adoption of cloud computing as a solution for loosely-coupled HPC applications;

•	much higher memory costs during the past year; and

•	significant variability in market demand for supercomputers from quarter-to-quarter and year-to-year.
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
To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on technologies that enable our supercomputers to perform at scale - that is, to continue to increase actual performance as systems and applications grow ever larger in size - and in areas where we can leverage our core expertise in other markets whose applications demand these tightly coupled architectures. We also invest relatively significantly in next-generation technology to successfully and uniquely address the challenges of “Exascale computing” (systems with exaflops-levels of performance). In addition, we have demonstrated expertise in system and performance software for several processor architectures. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems in heterogeneous environments. In addition, we have continued to expand our addressable market by leveraging our technologies, customer base, the Cray brand and by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on strategic initiatives, such as big data analytics, AI and storage.
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
Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this quarterly report on Form 10-Q or in our annual report on Form 10-K for the year ended December 31, 2017, is subject to significant variability from period to period and is difficult to forecast. In the short term, we closely review the status of customer proposals, customer contracts, product shipments, installations and acceptances in order to forecast revenue and cash receipts. In the longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth measured over several quarters is a better indicator of whether we are achieving our objective of growth and increased market share in the supercomputing market. The Cray XC and Cray CS products, along with our longer-term product roadmap are efforts to increase product revenue. We have increased our business and product development efforts in big data analytics, AI and storage and data management. Service revenue related to our maintenance offerings is subject to less variations in the short term and may assist, in part, to offset the impact that the variability in product revenue has on total revenue.
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
Operating expenses.    Our operating expenses are driven primarily by headcount and compensation expense, including variable incentive compensation and contracted third-party research and development services. As part of our ongoing expense management efforts, we continue to monitor headcount levels in specific geographic and operational areas. With the recent reduction in revenue levels, we reduced the size of our workforce in 2017. However, the 2017 transaction with Seagate has partially offset this reduction but should help increase revenue and improve storage gross profit.
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
Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three and six months ended June 30, 2018 and 2017, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product revenue	$83,379	$51,531	$127,833	$72,659
Less: Cost of product revenue	65,274	39,515	99,319	54,266
Product gross profit	$18,105	$12,016	$28,514	$18,393
Product gross profit margin	22%	23%	22%	25%
Service revenue	$36,824	$35,604	$71,964	$73,507
Less: Cost of service revenue	17,122	19,277	35,719	39,748
Service gross profit	$19,702	$16,327	$36,245	$33,759
Service gross profit margin	54%	46%	50%	46%
Total revenue	$120,203	$87,135	$199,797	$146,166
Less: Total cost of revenue	82,396	58,792	135,038	94,014
Total gross profit	$37,807	$28,343	$64,759	$52,152
Total gross profit margin	31%	33%	32%	36%
Product Revenue
Product revenue for the three and six months ended June 30, 2018 and 2017 was primarily from sales of our Cray XC and Cray CS supercomputing systems, and ClusterStor storage systems. Product revenue was $31.8 million higher for the three months ended June 30, 2018, compared to the three months ended June 30, 2017 and $55.2 million higher for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, driven by several large product acceptances during the first six months of 2018.
Service Revenue
Service revenue was $1.2 million higher for the three months ended June 30, 2018, compared to the three months ended June 30, 2017 and $1.5 million lower for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. Our maintenance revenue increased by $3.2 million and $6.3 million, respectively, over the prior year periods, driven by our larger installed system base, including the benefit from longer lifetimes of installed systems due to the slowdown in acquisitions of new replacement systems. Over the same periods, engineering services revenue, which varies significantly from period to period, decreased by $2.0 million and $7.9 million, respectively, driven by the completion of several engineering services contracts that we recognized revenue on during the first six months of 2017.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue increased by $25.8 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, and increased by $45.1 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, due mainly to higher product revenue. For the three months ended June 30, 2018, product gross profit margin decreased 1 percentage point to 22% from 23% in the same period in 2017. For the six months ended June 30, 2018, product gross profit margin decreased 3 percentage points to 22% from 25% in the same period in 2017. Product gross profit margins in the first six months of 2018 and 2017 were below our target margins. In the third quarter of 2017, it was determined that a large contract with product deliveries scheduled in the first and second quarters of 2018 would be performed at a loss. The loss is attributable in part to higher component costs, predominantly for memory, changes in the configuration of the system from the time of bid, and changes in the exchange rate. We recorded the full amount of the loss in the third quarter of 2017 and no material gross profit on the accepted systems and related services in the first and second quarters of 2018, which negatively impacted gross profit margin for both periods. One relatively large sale to a U.S. Government customer in the second quarter of 2017 significantly contributed to the lower gross profit margin for both prior year periods. Product gross profit margin in any one period may not be indicative of future results as product gross profit margin can vary significantly between contracts for many reasons.
Cost of Service Revenue and Service Gross Profit
For the three months ended June 30, 2018, cost of service revenue decreased by $2.2 million compared to the same period in 2017. For the six months ended June 30, 2018, cost of service revenue decreased by $4.0 million compared to the same period in 2017. For the three and six months ended June 30, 2018, a lower percentage of our total service revenue was from engineering services which typically carry higher costs. Service gross profit margin for the three months ended June 30, 2018 increased 8 percentage points to 54% compared to 46% in the same period in 2017. Service gross profit margin for the six months ended June 30, 2018 increased 4 percentage points to 50% compared to 46% in the same period in 2017. For the three and six months ended June 30, 2018, a lower percentage of our total service revenue was from engineering services which typically carry a lower gross profit margin. Over the same periods, gross profit margins on our maintenance business also increased due to a higher leverage of fixed costs.
Research and Development Expenses
Research and development expenses for the three and six months ended June 30, 2018 and 2017, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Gross research and development expenses	$36,244	$33,791	$74,280	$71,802
Less: Amounts included in cost of revenue	(708)	(2,999)	(1,555)	(7,559)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(6,154)	(13,467)	(13,451)	(14,278)
Net research and development expenses	$29,382	$17,325	$59,274	$49,965
Percentage of total revenue	24%	20%	30%	34%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and third party contract engineering expenses.
For the three and six months ended June 30, 2018, gross research and development expenses increased by $2.5 million over the prior year comparative periods. For the three months ended June 30, 2018, third party costs increased by $1.8 million over the prior year comparative period, driven primarily by expenditures under co-funding arrangements for which we will be at least partially reimbursed. For the six months ended June 30, 2018, non-incentive-based compensation costs increased by $2.1 million over the prior year comparative period due to increased average headcount. Incentive and share-based compensation expense increased by $1.4 million for the same six month period.
Net research and development expenses increased by $12.1 million and $9.3 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, primarily driven by the level and timing of reimbursements for research and development related to new development projects, primarily our next generation “Shasta” system, as well as lower amounts included in cost of revenue. We anticipate that reimbursed research and development will continue to vary significantly from period to period but will remain at relatively high levels over the next couple of years as a result of these projects. The amount and timing of research and development costs related to engineering development contracts and the level of reimbursement from third parties for research and development projects varies significantly from period to period, often due to the timing of milestone acceptances, and can have a significant impact on net reported research and development expense in any period.

Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three and six months ended June 30, 2018 and 2017, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales and marketing	$15,218	$15,247	$30,883	$29,900
Percentage of total revenue	13%	17%	15%	20%
General and administrative	$5,624	$7,205	$11,403	$16,002
Percentage of total revenue	5%	8%	6%	11%
Sales and Marketing. Sales and marketing expense for the three months ended June 30, 2018 was largely in line with the prior year comparative period with increased commissions and incentive compensation being offset by a decrease in marketing programs costs. Sales and marketing expense for the six months ended June 30, 2018 increased by $1.0 million from the same period in 2017, primarily driven by an increase in commissions resulting from higher revenue and an increase in incentive compensation.
General and Administrative. General and administrative expense for the three months ended June 30, 2018 decreased by $1.6 million from the same period in 2017. General and administrative expense for the six months ended June 30, 2018 decreased by $4.6 million from the same period in 2017. The decrease in general and administrative expense for the three and six months ended June 30, 2018 was primarily attributable to a decrease in legal costs compared to the same periods in 2017, related to our ongoing litigation with Raytheon, which is described in Note 11, “Contingencies” in the Notes to our Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q. Due to our ongoing litigation with Raytheon, legal expenses may vary over the next several quarters.
Other Income (Expense), net
For the three and six months ended June 30, 2018, we recognized net other income of $0.4 million and $48 thousand, respectively, compared to net other income of $0.2 million and $1.2 million, respectively, for the same periods in 2017. Net other income and expense for the three and six months ended June 30, 2018 and 2017 included gains and losses from foreign currency transactions, investments and disposals of assets.
Interest Income, net
Our interest income and interest expense for the three and six months ended June 30, 2018 and 2017, respectively, were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$669	$906	$1,369	$1,792
Interest expense	(2)	(9)	11	(17)
Interest income, net	$667	$897	$1,380	$1,775
Interest income is earned on cash and cash equivalents, investment balances and the investment in sales-type lease.
Taxes
Our effective tax rates were approximately 3% and 0% for the three and six months ended June 30, 2018, respectively, compared to 34% and 36% for the three and six months ended June 30, 2017, respectively. The difference between the expected statutory tax rate of 21% and the actual tax rates of 3% and 0% for the three and six months ended June 30, 2018, respectively, was attributable to our decision to continue to provide a full valuation allowance against our U.S. federal deferred tax assets offset, in part, by foreign taxes. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 34% and 36% for the three and six months ended June 30, 2017, respectively, was our research and development tax credit and other permanent items.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) to supersede nearly all existing revenue recognition guidance under

GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under prior GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance also requires additional disclosures and several terminology changes, such as amounts previously referred to as deferred revenue now being referred to as customer contract liabilities. We adopted ASU 2014-09 at the beginning of the first quarter of 2018 using the modified retrospective method. The comparative information for the three and six months ended June 30, 2017, and as of December 31, 2017 has not been restated and continues to be reported under the accounting standards in effect for those periods. The effect of initially applying the new revenue standard had an immaterial effect on our financial statements. Adoption of the new standard did not have a material impact on our net loss during the first six months of 2018. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.
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
Cash, cash equivalents and restricted cash increased by $4.2 million, from $140.3 million at December 31, 2017 to $144.5 million at June 30, 2018. As of June 30, 2018, we had working capital of $324.7 million compared to $354.3 million as of December 31, 2017.
Cash flow information included the following (in thousands):

	Six Months Ended June 30,
	2018	2017
Cash provided by (used in):
Operating Activities	$(180)	$41,658
Investing Activities	$5,309	$(93,490)
Financing Activities	$(777)	$(1,059)
Operating Activities. Net cash used in operating activities was $0.2 million for the first six months of 2018 compared to net cash provided by operating activities of $41.7 million for the first six months of 2017. Net cash used in operating activities in the first six months of 2018 was primarily driven by the net loss, adjusted for non-cash expenses, of $21.9 million, a decrease in our accounts payable balance of $40.3 million due to the timing of payments to vendors, largely in connection with inventory purchases in the fourth quarter of 2017, and a decrease in customer contract liabilities of $27.0 million. These amounts were largely offset by collections from customers that resulted in a decrease of $46.5 million in accounts and other receivables and a decrease of $32.8 million in inventory due to customer acceptances of systems during the first six months of 2018.
Net cash provided by operating activities in the first six months of 2017 was primarily driven by collections from customers that resulted in a decrease of $124.5 million in accounts and other receivables, partially offset by an increase of $68.5 million in inventory as a result of system builds for future deliveries and our net loss, adjusted for non-cash items, of $27.3 million.
Investing Activities. Net cash provided by investing activities was $5.3 million for the six months ended June 30, 2018, compared to $93.5 million net cash used in investing activities for the same period in 2017. Net cash provided by investing activities for the six months ended June 30, 2018 was primarily due to sales and maturities of debt securities of $7.0 million. Net cash used in investing activities for the six months ended June 30, 2017 was primarily due to purchases of debt securities of $94.9 million and purchases of property and equipment of $13.6 million, mostly related to leasehold improvements for our new facilities in Bloomington, Minnesota. These amounts were partially offset by sales and maturities of debt securities of $15.0 million.
Financing Activities. Net cash used in financing activities for the six months ended June 30, 2018 was $0.8 million compared to $1.1 million for the same period in 2017. Net cash flows from financing activities for both periods resulted primarily from statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock awards, offset by cash received from the issuance of common stock from the exercise of options. Net cash used in financing activities for the six months ended June 30, 2017 was also impacted by the issuance of stock through our employee stock purchase plan.

In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of June 30, 2018 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2018 (Less than 1 Year)	2019-2020	2021-2022	Thereafter
Development agreements	$18,764	$13,429	$5,335	$—	$—
Operating leases	50,167	3,676	13,174	12,608	20,709
Total contractual cash obligations	$68,931	$17,105	$18,509	$12,608	$20,709
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
We made no draws and had no outstanding cash borrowings on the line of credit as of June 30, 2018.
As of June 30, 2018, we had $13.7 million in USD equivalent value in outstanding letters of credit and $2.3 million in restricted cash, primarily associated with certain letters of credit to secure customer prepayments and other customer related obligations.
In our normal course of operations, we have development arrangements under which we engage third-party engineering resources to work on our research and development projects. For the six months ended June 30, 2018, we incurred $10.4 million for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2017 and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of June 30, 2018 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice among acceptable accounting methods or may require substantial judgment or estimation.
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

Revenue Recognition
On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, which superseded nearly all existing revenue recognition guidance under GAAP, to all contracts using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Adoption of the new standard did not have a material impact on our net loss during the first six months of 2018. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.
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
The majority of our revenues are from product solutions which include supercomputers, storage, and data analytics systems, each of which are usually separate performance obligations. Revenue is recognized when obligations under the terms of a contract with a customer are satisfied. Product revenue is typically recognized upon customer acceptance, or upon installation or delivery if formal acceptance is not required. Service revenue is typically recognized over time and consists mainly of system maintenance, analyst services, and engineering services, each of which are usually separate performance obligations. System maintenance commences upon customer acceptance or installation, depending on the contract terms, and revenue is recognized ratably over the remaining term of the maintenance contract. On-site analysts provide specialized services to customers, the revenue for which is recognized ratably over the contract period. Service revenue is recognized on a straight-line basis over the service period as the services are available continuously to the customer. Revenue from engineering services can be recognized as services are performed or as milestones are achieved, depending on the terms of the contract and nature of services performed. If, in a contract, the customer has an option to acquire additional goods or services, that option gives rise to a performance obligation if the option provides a material right to the customer that it would not receive without entering into that contract. Revenue from purchase options can be recognized as those future goods or services are transferred or when the option expires.
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
The total transaction price is allocated to each performance obligation identified in the contract based on its relative standalone selling price. We do not have directly observable standalone selling prices for the majority of our performance obligations due to a relatively small number of customer contracts that differ in system size and contract terms which can be due to infrequently selling each performance obligation separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain advanced and emerging technologies. When a directly observable standalone selling price is not available, we estimate the standalone selling price. In determining the estimated standalone selling price, we use the cost to provide the product or service plus a margin, or considers other factors. When using cost plus a margin, we consider the total cost of the product or service, including customer-specific and geographic factors as appropriate. We also consider the historical margins of the product or service on previous contracts and several other factors including any changes to pricing methodologies, competitiveness of products and services, and cost drivers that would cause future margins to differ from historical margins.
We occasionally offer discounts to our customers. As these discounts are offered on bundles of goods and services, the discounts are applied to all performance obligations in the contract on a pro-rata basis.
Our incremental direct costs of obtaining a contract come primarily from sales commissions, a portion of which are paid upon contract signing. These commissions are generally capitalized upon payment and expensed at the time of revenue recognition. These deferred commissions are included in prepaid expenses in the Condensed Consolidated Balance Sheet. As of June 30, 2018 and December 31, 2017, we had $2.0 million and $1.3 million, respectively, of deferred commissions. For the three and six months ended June 30, 2018, we recognized $1.5 million and $2.6 million, respectively, in commissions expense. For the three and six months ended June 30, 2017, we recognized $1.2 million and $1.7 million, respectively, in commissions expense.
Our remaining performance obligations reflect the deliverables within contracts with customers that will have revenue recognized in a future period (this may also be referred to as backlog). Due to the nature of our business and the size of individual transactions, forecasting the timing and total amount of revenue recognition is subject to significant uncertainties. As of June 30, 2018, we had an aggregate of $465 million in remaining performance obligations stemming from a mixture of system contracts with their related service obligations and other service obligations. Included in this balance are $0.5 million in gains resulting from hedged foreign currency transactions, which offset the related increase in revenue from currency fluctuations. These gains will be reclassified from accumulated other comprehensive income to revenue in the period the related transactions are recognized as revenue. These obligations are anticipated to be recognized as revenue over approximately the next six years. We estimate that about 80% of these obligations are expected to be recognized as revenue in the next 18 months, with the remainder thereafter.
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
As of June 30, 2018, we continued to provide a full valuation allowance against our U.S. federal deferred tax assets and against the majority of our state and foreign deferred tax assets as the realization of such assets is not considered to be more likely than not at this time. In a future period our assessment of the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period we could record a substantial tax benefit in our Condensed Consolidated Statement of Operations when that occurs. We recognize the income tax benefit from a tax position only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of our position. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
As of June 30, 2018, we had approximately $91.6 million of net deferred tax assets before application of a valuation allowance. As of June 30, 2018, net deferred tax assets after reduction by the valuation allowance of $90.4 million were $1.2 million.
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
As of June 30, 2018, we had entered into foreign currency exchange contracts that were designated as cash flow hedges that hedge approximately $52.1 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These foreign currency exchange contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. As of June 30, 2018, we had entered into foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment totaling $57.2 million. Unrealized gains or losses recorded in the Condensed Consolidated Statement of Operations related to these contracts are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold or purchase any currency forward exchange contracts for trading purposes. As of June 30, 2018, a hypothetical 10% unfavorable change in foreign currency exchange rates would impact our annual operating results by approximately $0.5 million.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2018 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Although we recorded positive annual net income between 2010 and 2016, we recorded a net loss in 2017 and we expect to report a net loss in 2018 and may well experience a net loss in any future year in addition to quarterly losses. Net income may fluctuate significantly as a result of many factors, including as a result of reduced revenue, gross margins or significant investments we may make to grow our business which often require many years to come to fruition and may not be realized when expected, if at all. For example, we have incurred and anticipate continuing to incur significant expenditures in connection with ongoing investments in research and development. Due to the inherent difficulty in estimating costs associated with projects of this scale and nature, certain of the costs associated with these potential projects may be higher than estimated and it may take longer than expected to complete, if at all. In addition, while we were profitable in 2016, our revenue and profitability declined year over year in both 2016 and 2017, substantially driven by a slow-down in the segments of the high-end of the supercomputing market that we target. It is uncertain whether or when we will realize any significant benefit from a rebound in the segments of the high-end of the supercomputing market that we target or how strong or long-lived such a rebound will be.
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

•
revenue delays or losses due to customers postponing purchases as a result of delays in available budgets or waiting for the availability of future processors or upgraded or new systems, such as our next generation Shasta systems;

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
The receipt of orders and the timing of shipments and acceptances impacts our quarterly and annual results, including cash flows, and is affected by events outside our control, such as:

•	whether or when we will realize any significant benefit from a rebound in the segments of the high-end of the supercomputing market that we target or how strong or long-lived such a rebound will be;

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

•
new tariffs or taxes imposed by the United States on components and products sourced or manufactured outside of the United States, or by foreign governments on U.S.-manufactured or U.S.-designed products and services, or related trade disputes;

•
declining U.S. relations with foreign entities, including between the U.S. government and foreign governments, may make it more difficult to sell U.S.-manufactured or U.S.-designed systems to those entities of governments, or in those countries;

•	currency fluctuations, international conflicts or economic crises, and fluctuations in oil prices that can affect the resources available to potential customers to purchase products;

•	the introduction or announcement of competitive or key industry supplier products;

•	price fluctuations or product shortages in the processors and other commodity electronics and memory markets;

•	the availability of adequate customer facilities to install and operate new Cray systems;

•	general economic trends, including changes in levels of customer capital spending; and

•	our customers’ ability to make future payments in accordance with contractual terms of their purchase or sales-type lease agreements.
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
Our business could be adversely affected by conditions affecting the HPC market. A substantial portion of our business depends on the demand for HPC products by large enterprise, the U.S. Government and foreign government customers, and we are dependent upon the overall economic health of the high-end of the supercomputing market. Demand for our products and services depends substantially upon the general demand for supercomputers and associated services, as well as technological needs in the data analytics, AI and storage markets, which fluctuate based on numerous factors, including capital spending levels and growth of our current and prospective customers. Moreover, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. As a result, spending priorities for our current and future customers may vary and demand for our products and services may also fluctuate. For instance, while we were profitable in 2016, our revenue and profitability declined year over year in both 2016 and 2017, substantially driven by a slow-down in the segments of the high-end of the supercomputing market that we target, and while we believe that we have seen early signs of a recovery in the market, we believe that these segments of the market continue to be down from past years in 2018. It is uncertain whether or when these segments will recover fully from this downturn. While we believe that the market’s long-term growth drivers remain intact, there is no assurance that these markets will continue to rebound or if any rebound will last. A failure of these markets to recover strongly enough or in a sustained fashion could continue to harm our financial condition and results of operations.
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

•
our ability to meet all customer requirements for acceptance. Even after a system has been delivered, we sometimes do not meet all of the contract requirements for customer acceptance and ongoing reliability of our systems within the provided-for acceptance period, which has resulted in contract penalties and delays in our ability to recognize revenue from system deliveries. Most often these penalties have adversely affected revenue and gross profit through the provision of additional equipment and services and/or service credits to satisfy delivery delays and performance shortfalls. The risk of contract penalties is increased when we bid for new business prior to us or our suppliers completing development of new products and when we must estimate future system performance and costs, such as has been and will be required with our Cray XC systems, ClusterStor storage systems and our next generation “Shasta” systems;

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
Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors, particularly Intel, to supply processors including graphics processing units and memory, and for most of the products, we sell and use service providers to co-develop key technologies. We purchase or subcontract the manufacturing of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, memory parts, hard disk drives and storage product enclosures, cables and power supplies, on a sole or limited source basis to third-party suppliers. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply important software and hardware capabilities, such as file systems, solution-specific servers, disk drives and storage subsystems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors, particularly Intel, to deliver on the capabilities and pricing expected at the time we design key elements of the system and make binding bids to customers. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

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
If the U.S. Government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. Government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2015, 2016, 2017 and the first six months of 2018, approximately 47%, 47%, 53% and 31%, respectively, of our total revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to the U.S. Government. Sales to the U.S. Government and other governments, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

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
Customers and other third parties may make statements speculating about or announcing the purchase, acceptance or intention to complete purchases or acceptances of our products, or the selection or award of government procurements, before such purchases, acceptances or selection or awards are substantially certain, and these proposed purchases, acceptances or selections or awards may not be completed when or as expected, if at all. From time to time, customers and other third parties may make statements speculating about or announcing a potential purchase of our products, or the selection or award of government procurements, before we have been selected or awarded a procurement, obtained an order for such purchases or completed negotiations and signed a contract for the purchase of such products or relating to such procurement. In some instances, government and government-funded customers may announce possible purchases even before they have obtained the necessary budget to procure the products. As a result, these statements, postings or announcements do not mean that we will ultimately be able to secure the sale when or as expected or at all, or will be selected or awarded a procurement, for a number of reasons, including that, it is not certain that the contract or order negotiations will be completed successfully or as expected or that the customer will be able to obtain the budget they hope for or expect. In addition, from time to time, customers and other third parties may make statements speculating about or announcing the completion of an acceptance process of a delivery system before such acceptance is completed or certain. As a result, these statements or announcements do not mean that we will ultimately be able to obtain the acceptance when or as expected or recognize revenue.
We have made and entered into in the past, and may make and enter into in the future, acquisitions or strategic transactions which could require significant management attention, disrupt our business, result in dilution to our shareholders, deplete our cash reserves, increase our business risks and adversely affect our financial results. Acquisitions and strategic transactions, such as our 2017 acquisition of the ClusterStor business from Seagate, involve numerous risks, including the following:

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
We are subject to market and financial risks due to our international operations that could adversely affect those operations or our profitability and operating results. Our international operations include sales and service offices in Europe, the Middle East, South America, Asia, Australia and Canada. Our operations in countries outside of the United States, which accounted for approximately 59% of our total revenue for the six months ended June 30, 2018, expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	supporting multiple languages;

•	recruiting sales and technical support personnel internationally with the skills to sell and support our products and the potentially high cost related to employee separations;

•	complying with governmental regulations, including obtaining required import or export approval for our products;

•	additional tariffs, taxes and penalties;

•	increased complexity and costs of managing international operations;

•	increased exposure to foreign currency exchange rate fluctuations;

•	trade protection measures and business practices that favor local competition, including as a result of recent measures and threats by the United States to levy tariffs on certain products;

•	risks and costs associated with employee-favorable labor laws in many foreign jurisdictions;

•	longer sales cycles and manufacturing lead times;

•	financial risks such as longer payment cycles and difficulties in collecting accounts receivable;

•	difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner;

•	ineffective legal protection of intellectual property rights;

•	more complicated logistics and distribution arrangements;

•	inadequate local infrastructure that could result in business disruptions;

•	global political and economic instability; and

•	other factors beyond our control such as natural disasters, terrorism, civil unrest, war and infectious disease.
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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2015, 2016, 2017 and the first six months of 2018, approximately 47%, 47%, 53% and 31%, respectively, of our total revenue was derived from U.S. Government sales. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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
Our U.S. government contract costs are subject to audits by U.S. government agencies. U.S. government representatives may audit the costs we incur on certain U.S. government contracts, including allocated indirect costs. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. If any audit uncovers improper or illegal activities or non-compliance with the terms of a specific contract, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government.
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
Our stock price is volatile. The trading price of our common stock is subject to significant fluctuations in response to many factors, including stock market trends and shareholder profile, our quarterly operating results, changes in analysts’ estimates or our outlook, our capital raising activities, announcements of technological innovations and customer contracts by us or our competitors, others in the industry or our customers, a significant aggressive seller or buyer, litigation activities, general economic conditions and conditions in our industry. From January 1, 2017 through June 30, 2018, the closing sales price of our common stock on The Nasdaq Global Market ranged from $16.35 to $28.00 per share. Because our stock price has been volatile, investing in our common stock is risky.
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

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/Annex	Filed Herewith
10.1	Second Amendment to Credit Agreement between Wells Fargo Bank, National Association and the Company dated March 1, 2018					X
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
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

CRAY INC.

Date:	July 31, 2018	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	July 31, 2018	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	July 31, 2018	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer