Form 10-Q
period 2018-09-30
CRAY INC
filed 2018-10-30
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2018, there were 40,836,694 shares of Common Stock issued and outstanding.

CRAY INC.

CRAY, ClusterStor, DataWarp, and Sonexion are registered trademarks of Cray Inc. in the United States and other countries. The CS and XC families of supercomputers and other Cray technologies are all trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$166,848	$137,326
Restricted cash	1,303	1,964
Short-term investments	—	6,997
Accounts and other receivables, net	74,961	162,034
Inventory	141,561	186,307
Prepaid expenses and other current assets	21,231	25,015
Total current assets	405,904	519,643

Long-term restricted cash	16,030	1,030
Long-term investment in sales-type lease, net	13,024	23,367
Property and equipment, net	36,325	36,623
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	3,471	4,345
Other non-current assets	17,433	19,567
TOTAL ASSETS	$506,369	$618,757

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,956	$57,207
Accrued payroll and related expenses	17,768	18,546
Other accrued liabilities	7,717	9,471
Customer contract liabilities	57,290	80,119
Total current liabilities	111,731	165,343

Long-term customer contract liabilities	31,661	38,622
Other non-current liabilities	12,725	14,495
TOTAL LIABILITIES	156,117	218,460

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 40,825,905 and 40,464,963 shares, respectively	643,059	633,408
Accumulated other comprehensive income	707	915
Accumulated deficit	(293,514)	(234,026)
TOTAL SHAREHOLDERS’ EQUITY	350,252	400,297
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$506,369	$618,757

The accompanying notes are an integral part of these condensed consolidated financial statements

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Product	$57,990	$45,280	$185,823	$117,939
Service	34,806	34,420	106,770	107,927
Total revenue	92,796	79,700	292,593	225,866
Cost of revenue:
Cost of product revenue	49,053	35,090	148,372	89,356
Cost of service revenue	18,932	16,118	54,651	55,866
Total cost of revenue	67,985	51,208	203,023	145,222
Gross profit	24,811	28,492	89,570	80,644
Operating expenses:
Research and development, net	26,162	26,626	85,436	76,591
Sales and marketing	15,282	13,392	46,165	43,292
General and administrative	6,580	7,022	17,983	23,024
Restructuring	—	7,653	476	7,653
Total operating expenses	48,024	54,693	150,060	150,560
Loss from operations	(23,213)	(26,201)	(60,490)	(69,916)

Other income, net	151	4,161	199	5,358
Interest income, net	908	880	2,288	2,655
Gain on strategic transaction	—	4,389	—	4,389
Loss before income taxes	(22,154)	(16,771)	(58,003)	(57,514)
Income tax benefit (expense)	(239)	6,539	(348)	21,227
Net loss	$(22,393)	$(10,232)	$(58,351)	$(36,287)

Basic net loss per common share	$(0.55)	$(0.25)	$(1.44)	$(0.91)
Diluted net loss per common share	$(0.55)	$(0.25)	$(1.44)	$(0.91)

Basic weighted average shares outstanding	40,778	40,199	40,611	40,082
Diluted weighted average shares outstanding	40,778	40,199	40,611	40,082

The accompanying notes are an integral part of these condensed consolidated financial statements

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(22,393)	$(10,232)	$(58,351)	$(36,287)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on available-for-sale investments	—	(98)	7	(4)
Foreign currency translation adjustments	(126)	(118)	(1,285)	322
Unrealized gain (loss) on cash flow hedges	(651)	(1,004)	423	(2,178)
Reclassification adjustments on cash flow hedges included in net loss	(462)	56	647	94
Other comprehensive loss	(1,239)	(1,164)	(208)	(1,766)
Comprehensive loss	$(23,632)	$(11,396)	$(58,559)	$(38,053)

The accompanying notes are an integral part of these condensed consolidated financial statements

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(58,351)	$(36,287)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,158	12,134
Share-based compensation expense	9,648	7,643
Deferred income taxes	(115)	(21,419)
Gain on strategic transaction	—	(4,389)
Gain on sale of equity investment	(429)	(3,350)
Other	232	741
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	84,583	137,559
Long-term investment in sales-type lease, net	9,888	7,065
Inventory	38,124	(107,621)
Prepaid expenses and other assets	516	1,939
Accounts payable	(28,029)	(3,512)
Accrued payroll and related expenses and other liabilities	1,511	(3,982)
Customer contract liabilities	(29,315)	(25,205)
Net cash provided by (used in) operating activities	40,421	(38,684)
Investing activities:
Sales/maturities of available-for-sale investments	7,000	66,610
Purchases of available-for-sale investments	—	(94,902)
Cash received in strategic transaction	1,584	8,000
Proceeds from sale of equity investment	429	4,481
Purchases of property and equipment	(3,813)	(15,647)
Net cash provided by (used in) investing activities	5,200	(31,458)
Financing activities:
Proceeds from issuance of common stock through employee stock purchase plan	—	365
Purchase of employee restricted shares to fund related statutory tax withholding	(2,934)	(1,869)
Proceeds from exercises of stock options	1,801	693
Net cash used in financing activities	(1,133)	(811)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(627)	1,152
Net increase (decrease) in cash, cash equivalents and restricted cash	43,861	(69,801)
Cash, cash equivalents and restricted cash:
Beginning of period	140,320	224,617
End of period	$184,181	$154,816

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$741	$1,202
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service spares	$6,572	$1,248
Strategic transaction:
Non-cash assets acquired:
Receivable from Seagate	$—	$1,404

Inventory	—	4,170
Property and equipment	—	2,684
Intangible assets	—	3,350
Liabilities assumed:
Deferred revenue	$—	$11,700
Deferred tax liabilities	—	3,019
Other liabilities	—	500
The following is a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$166,848	$137,326
Restricted cash (1)	1,303	1,964
Long-term restricted cash (1)	16,030	1,030
Total cash, cash equivalents and restricted cash	$184,181	$140,320

(1)	Restricted cash primarily associated with certain letters of credit to secure customer prepayments and other customer related obligations.

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
Revenue Recognition
On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, which superseded nearly all existing revenue recognition guidance under GAAP, to all contracts using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Adoption of the new standard did not have a material impact on the Company’s net loss during the first nine months of 2018. The Company expects the impact of the adoption of the new standard to be immaterial to its net income on an ongoing basis.
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

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers (in thousands) and includes both short-term and long-term portions:

	September 30, 2018	December 31, 2017	Change
Contract receivables	$70,927	$167,346	$(96,419)
Contract assets	3,801	9,321	(5,520)
Contract liabilities	88,951	118,741	(29,790)
Contract receivables consist of amounts billed to customers and include the Company's investment in a sales type lease, a portion of which is due beyond one year. Generally, billing occurs subsequent to product revenue recognition and payment is expected within 30 days. Contract assets primarily relate to the Company's rights to consideration for work completed but not billed where right to payment is not just subject to the passage of time. Contract assets become contract receivables when the rights become unconditional. The Company sometimes receives advances or deposits from customers before revenue is recognized, resulting in customer contract liabilities (formerly deferred revenue). These assets and liabilities are reported on the Condensed Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. The Company’s payment terms vary from contract to contract. Contracts may require payment before, at or after the Company’s performance obligations have been satisfied. The decrease in the Company's contract asset balance for the nine months ended September 30, 2018 is primarily due to the transfer from contract assets to contract receivables that were included in the contract asset balance at the beginning of the period, partially offset by the addition of new contract assets.
For the nine month period ended September 30, 2018, the Company recognized $64.1 million in revenues from the contract liability balance at the beginning of the period.
The Company’s incremental direct costs of obtaining a contract come primarily from sales commissions, a portion of which are paid upon contract signing. These commissions are generally capitalized upon payment and expensed at the time of revenue recognition. These deferred commissions are included in prepaid expenses in the Condensed Consolidated Balance Sheet. As of September 30, 2018 and December 31, 2017, the Company had $2.5 million and $1.3 million, respectively, of deferred commissions. For the three and nine months ended September 30, 2018, the Company recognized $1.1 million and $3.7 million, respectively, in commissions expense. For the three and nine months ended September 30, 2017, the Company recognized $0.6 million and $2.2 million, respectively, in commissions expense.

The following data presents the Company's operating segment revenues disaggregated by primary geographic market, which is determined based on a customer's geographic location (in thousands). Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific and Japan; and the United States, Canada, and Latin America (Americas). Revenues were increased by $0.5 million for the three months ended September 30, 2018 and reduced by $0.6 million for the nine months ended September 30, 2018 related to hedging gains and losses which do not represent revenues recognized from contracts with customers.

	Americas	EMEA	Asia Pacific & Japan	Total
Three Months Ended September 30, 2018
Supercomputing	$45,263	$16,251	$11,101	$72,615
Storage and Data Management	8,897	2,368	998	12,263
Maintenance and Support	20,567	7,329	5,453	33,349
Engineering Services and Other	3,832	494	3,592	7,918
Elimination of inter-segment revenue	(20,567)	(7,329)	(5,453)	(33,349)
Total revenue	$57,992	$19,113	$15,691	$92,796

	Americas	EMEA	Asia Pacific & Japan	Total
Nine Months Ended September 30, 2018
Supercomputing	$110,189	$39,057	$81,006	$230,252
Storage and Data Management	23,810	9,813	12,354	45,977
Maintenance and Support	62,229	22,571	15,677	100,477
Engineering Services and Other	11,742	612	4,010	16,364
Elimination of inter-segment revenue	(62,229)	(22,571)	(15,677)	(100,477)
Total revenue	$145,741	$49,482	$97,370	$292,593
The Company’s remaining performance obligations reflect the deliverables within contracts with customers that will have revenue recognized in a future period (this may also be referred to as backlog). Due to the nature of the Company’s business and the size of individual transactions, forecasting the timing and total amount of revenue recognition is subject to significant uncertainties. As of September 30, 2018, the Company has an aggregate of $615 million in remaining performance obligations stemming from a mixture of system contracts with their related service obligations and other service obligations. Included in this balance are $0.6 million in losses resulting from hedged foreign currency transactions, which offset the related increase in revenue from currency fluctuations. These gains will be reclassified from accumulated other comprehensive income to revenue in the period the related transactions are recognized as revenue. These obligations are anticipated to be recognized as revenue over approximately the next six years. The Company estimates that about 60% of these obligations are expected to be recognized as revenue in the next 18 months, with the remainder thereafter.
Note 2— New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under prior GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance also requires additional disclosures and several terminology changes, such as amounts previously referred to as deferred revenue now being referred to as customer contract liabilities. The Company adopted ASU 2014-09 at the beginning of the first quarter of 2018 using the modified retrospective method. No cumulative effect adjustment was required to be recorded for this change in accounting as the Company determined the impact of the change to not be material. The comparative information for the three and nine months ended September 30, 2017, and as of December 31, 2017 has not been restated and continues to be reported under the accounting standards in effect for those periods. The effect of initially applying the new revenue standard had an immaterial effect on the Company’s financial statements. Adoption of the new standard did not have a material impact on the Company’s net loss during the first nine months of 2018. The Company expects the impact of the adoption of the new standard to be immaterial to its net income on an ongoing basis.

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
In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases: Topic 842 (ASU 2016-02), that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Under the new guidance, leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations. Lessor accounting is largely unchanged under ASU 2016-02. Adoption of ASU 2016-02 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The new standard initially required application with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. In July 2018, this requirement was amended with the issuance of Accounting Standards Update No. 2018-11, Leases: Topic 842: Targeted Improvements (ASU 2018-11), which permits an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840. While the Company expects adoption of ASU 2016-02 to lead to a material increase in the assets and liabilities recorded on its Consolidated Balance Sheet, the Company is still evaluating the overall impact on its consolidated financial statements.
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
In August 2017, FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The new standard simplifies and expands the eligible hedging strategies for financial and nonfinancial risks. It also enhances the transparency of how hedging results are presented and disclosed. Further, the new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings. Adoption of ASU 2017-12 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its consolidated financial statements.
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

In August 2018, FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The new standard makes various modifications to the disclosure requirements on fair value measurement in Topic 820. Adoption of ASU 2018-13 is required for fiscal reporting periods beginning after December 15, 2019, including interim reporting periods within those fiscal years with early adoption being permitted. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.
Note 3— Fair Value Measurement
Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets and liabilities that have been measured at fair value as of September 30, 2018, and indicates the level within the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$184,181	$184,181	$—
Foreign currency exchange contracts (1)	2,876	—	2,876
Assets measured at fair value at September 30, 2018	$187,057	$184,181	$2,876
Liabilities:
Foreign currency exchange contracts (2)	789	—	789
Liabilities measured at fair value at September 30, 2018	$789	$—	$789

(1)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of September 30, 2018 and December 31, 2017, the Company had outstanding foreign currency exchange contracts that were designated and accounted for as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately (in millions):

	September 30, 2018	December 31, 2017
Canadian Dollars (CAD)	54.4	56.0
Singapore Dollars (SGD)	2.0	—
Euros (EUR)	—	2.1
Japanese Yen (JPY)	—	4,345.6
New Zealand Dollars (NZD)	—	16.2
The Company had hedged foreign currency exposure related to these designated cash flow hedges of approximately $43.1 million and $96.3 million as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018 and December 31, 2017, the Company had outstanding foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment. The Company dedesignates cash flow hedges when the receivable related to the hedged cash flow is recorded. The outstanding notional amounts were approximately (in millions):

	September 30, 2018	December 31, 2017
British Pounds (GBP)	20.2	26.1
Euros (EUR)	0.8	4.7
Swiss Francs (CHF)	—	2.6
Canadian Dollars (CAD)	—	0.3
The foreign currency exposure related to these contracts was approximately $30.7 million as of September 30, 2018 and $46.9 million as of December 31, 2017. Unrealized gains or losses related to these dedesignated contracts are recorded in other income (loss) in the Condensed Consolidated Statements of Operations and are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
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
Fair values of derivative instruments designated as cash flow hedges (in thousands):

Balance Sheet Location	Fair Value as of September 30, 2018	Fair Value as of December 31, 2017
Prepaid expenses and other current assets	$—	$546
Other accrued liabilities	(672)	(129)
Other non-current liabilities	(117)	(1,907)
Total fair value of derivative instruments designated as cash flow hedges	$(789)	$(1,490)
Fair values of derivative instruments not designated as cash flow hedges (in thousands):

Balance Sheet Location	Fair Value as of September 30, 2018	Fair Value as of December 31, 2017
Prepaid expenses and other current assets	$1,591	$1,252
Other non-current assets	1,285	1,453
Other accrued liabilities	—	(395)
Total fair value of derivative instruments not designated as cash flow hedges	$2,876	$2,310

Note 4— Accumulated Other Comprehensive Income
The following table shows the impact on product revenue of reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the three and nine months ended September 30, 2018 and 2017 (in thousands). The reclassification adjustments increased product revenue for the three months ended September 30, 2018 and decreased product revenue for the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Gross of tax reclassifications	$462	$(93)	$(647)	$(157)
Net of tax reclassifications	$462	$(56)	$(647)	$(94)

The following tables show the changes in accumulated other comprehensive income by component for the three and nine months ended September 30, 2018 and 2017 (in thousands):

Three Months Ended September 30, 2018
	Unrealized Gain on Investments	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$—	$452	$1,494	$1,946
Current-period change, net of tax	—	(126)	(1,113)	(1,239)
Ending balance	$—	$326	$381	$707

Income tax expense (benefit) associated with current-period change	$—	$—	$—	$—

Three Months Ended September 30, 2017
	Unrealized Gain (Loss) on Investments	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$94	$2,541	$(455)	$2,180
Current-period change, net of tax	(98)	(118)	(948)	(1,164)
Ending balance	$(4)	$2,423	$(1,403)	$1,016

Income tax expense (benefit) associated with current-period change	$(66)	$148	$(632)	$(550)

Nine Months Ended September 30, 2018
	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(7)	$1,611	$(689)	$915
Current-period change, net of tax	7	(1,285)	1,070	(208)
Ending balance	$—	$326	$381	$707

Income tax expense (benefit) associated with current-period change	$—	$—	$—	$—

Nine Months Ended September 30, 2017
	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$—	$2,101	$681	$2,782
Current-period change, net of tax	(4)	322	(2,084)	(1,766)
Ending balance	$(4)	$2,423	$(1,403)	$1,016

Income tax expense (benefit) associated with current-period change	$(3)	$343	$(1,389)	$(1,049)
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
For the three and nine months ended September 30, 2018 and 2017, outstanding stock options, unvested restricted stock and unvested restricted stock units were antidilutive because of the net losses and, as such, their effect has not been included in the calculation of basic or diluted net loss per share. For the three and nine months ended September 30, 2018 and 2017, potential gross common shares of 3.2 million were antidilutive and not included in computing diluted EPS. An additional 0.5 million and 0.6 million performance vesting restricted stock and performance vesting restricted stock units were excluded from the computation of potential common shares for the three and nine months ended September 30, 2018 and 2017, respectively, because the conditions for vesting had not been met as of the balance sheet date.
Note 6— Investments
The Company’s investments in debt securities with maturities at purchase greater than three months are classified as “available-for-sale.” Changes in fair value are reflected in other comprehensive loss. The Company had no investments in available-for-sale securities as of September 30, 2018. The carrying amounts of the Company’s investments in available-for-sale securities as of December 31, 2017 are shown in the table below (in thousands):

		Unrealized Loss
	Cost		Fair Value
Short-term available-for-sale securities	$7,007	$(10)	$6,997
Note 7— Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Trade accounts receivable	$46,132	$131,151
Current contract assets	3,801	9,321
Advance billings	5,208	3,569
Short-term investment in sales-type lease	12,642	10,684
Other receivables	7,203	7,337
	74,986	162,062
Allowance for doubtful accounts	(25)	(28)
Accounts and other receivables, net	$74,961	$162,034
Contract assets represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of September 30, 2018 and December 31, 2017, accounts receivable included $24.6 million and $45.3 million, respectively, that resulted from sales to the U.S. government and system acquisitions primarily funded by the U.S. government (“U.S. Government”). Of these amounts, $1.1 million and $2.1 million were unbilled and included in contract assets as of September 30, 2018 and December 31, 2017, respectively, based upon contractual billing arrangements with these customers. As of September 30, 2018, one non-U.S. Government customer accounted for 17% of total accounts and other receivables. As of December 31, 2017, two non-U.S. Government customers accounted for 38% of total accounts and other receivables.
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

The following table shows the components of the net investment in the sales-type lease as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Total minimum lease payments to be received	$29,849	$42,268
Less: executory costs	(3,487)	(6,831)
Net minimum lease payments receivable	26,362	35,437
Less: unearned income	(696)	(1,386)
Net investment in sales-type lease	25,666	34,051
Less: long-term investment in sales-type lease	(13,024)	(23,367)
Investment in sales-type lease included in accounts and other receivables	$12,642	$10,684
As of September 30, 2018, minimum lease payments for each of the succeeding three fiscal years are as follows (in thousands):

2018 (less than 1 year)	$3,733
2019	14,932
2020	11,184
Total minimum lease payments to be received	$29,849
Note 9— Inventory
Inventory consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Components and subassemblies	$47,384	$37,219
Work in process	47,908	59,456
Finished goods	46,269	89,632
Total	$141,561	$186,307
Finished goods inventory of $45.7 million and $48.1 million was located at customer sites pending acceptance as of September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, one customer accounted for $38.3 million of finished goods inventory, and at December 31, 2017, two customers accounted for $67.7 million of finished goods inventory.
The Company wrote off $0.3 million of excess and obsolete inventory during the three and nine months ended September 30, 2018. The Company did not write off any inventory during the three and nine months ended September 30, 2017.
Note 10— Customer Contract Liabilities
Liabilities from contracts with customers consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Contract liability - product	$9,315	$22,245
Contract liability - service	79,636	96,496
Total contract liabilities	88,951	118,741
Less: long-term contract liabilities	(31,661)	(38,622)
Current contract liabilities	$57,290	$80,119
As of September 30, 2018 and December 31, 2017, the U.S. Government accounted for $30.1 million and $32.5 million, respectively, of total customer contract liabilities. As of September 30, 2018, one non-U.S. Government customer accounted for 10% of total customer contract liabilities. As of December 31, 2017, no non-U.S. Government customers accounted for more than 10% of total customer contract liabilities.
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
In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the three month period ended September 30, 2018 and the nine month periods ended September 30, 2018 and September 30, 2017. There were no option grants during the three month period ended September 30, 2017:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018	2017
Risk-free interest rate	2.68%	2.84%	1.61%
Expected dividend yield	—%	—%	—%
Volatility	48.67%	48.92%	54.20%
Expected life	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$10.31	$11.12	$7.75
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied to the Company’s stock option grants during the three and nine months ended September 30, 2018 and 2017 was 8.0%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period.

A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2017	2,034,474	$17.26
Grants	170,053	$27.09
Exercises	(194,954)	$9.24
Canceled and forfeited	(69,952)	$26.76
Outstanding at September 30, 2018	1,939,621	$18.58	5.4
Exercisable at September 30, 2018	1,467,362	$16.79	4.4
Available for grant at September 30, 2018	2,329,513
As of September 30, 2018, there was $11.2 million of aggregate intrinsic value of outstanding stock options, including $10.5 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its third quarter of 2018 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. During the three and nine months ended September 30, 2018, stock options covering 2,140 and 194,954 shares of common stock, respectively, with a total intrinsic value of $37 thousand and $2.7 million, respectively, were exercised. During the three and nine months ended September 30, 2017, stock options covering 67,234 and 80,757 shares of common stock, respectively, with a total intrinsic value of $0.7 million and $0.9 million, respectively, were exercised.
The fair value of unvested restricted stock and unvested restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
A summary of the Company’s unvested restricted stock grants and changes during the nine months ended September 30, 2018 is as follows:

	Service Vesting Restricted Shares
	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	112,325	$24.09
Granted	28,469	$27.10
Forfeited	(680)	$26.26
Vested	(105,595)	$23.58
Outstanding at September 30, 2018	34,519	$27.68
The estimated forfeiture rate applied to the Company’s restricted stock grants during the three and nine months ended September 30, 2018 and 2017, was 8.0%. The aggregate fair value of restricted stock vested during the three and nine months ended September 30, 2018, was $0.5 million and $2.5 million, respectively. The aggregate fair value of restricted stock vested during the three and nine months ended September 30, 2017, was $0.5 million and $2.8 million, respectively.

A summary of the Company’s unvested restricted stock unit grants and changes during the nine months ended September 30, 2018 is as follows:

	Service Vesting Restricted Stock Units		Performance Vesting Restricted Stock Units		Total Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	988,023	$21.29	482,485	$30.13	1,470,508	$24.19
Granted	499,681	$26.00	—	$—	499,681	$26.00
Forfeited	(57,412)	$21.44	—	$—	(57,412)	$21.44
Vested	(252,813)	$22.57	—	$—	(252,813)	$22.57
Outstanding at September 30, 2018	1,177,479	$23.00	482,485	$30.13	1,659,964	$25.07
The estimated forfeiture rate applied to the Company’s service vesting restricted stock unit grants during the three and nine months ended September 30, 2018 and 2017, was 8.0%. The aggregate fair value of restricted stock units vested during the three and nine months ended September 30, 2018, was $0.6 million and $5.7 million, respectively. The aggregate fair value of restricted stock units vested during the three and nine months ended September 30, 2017, was $0.6 million and $2.2 million, respectively. Restricted stock units are not outstanding shares and do not have any voting or dividend rights. At the time of vesting, a share of common stock representing each restricted stock unit vested will be issued by the Company. The performance vesting restricted stock units are subject to performance measures that are currently not considered “probable” of attainment and as such, no compensation cost has been recorded for these units. The performance measures are based on Company performance for fiscal years 2018 and 2019.
Including performance-based equity awards, the Company had $37.6 million of total unrecognized compensation cost related to unvested stock options, unvested restricted stock and unvested restricted stock units as of September 30, 2018. Excluding the $14.5 million of unrecognized compensation cost related to unvested restricted stock units that are subject to performance measures that are currently not considered “probable” of attainment, unrecognized compensation cost is $23.1 million. No compensation expense is recognized for unvested restricted stock units subject to performance measures that are not considered “probable” of attainment. Unrecognized compensation cost related to unvested stock options and unvested non-performance-based restricted stock is expected to be recognized over a weighted average period of 3.0 years.
The following table sets forth the gross share-based compensation cost resulting from stock options, unvested restricted stock and unvested restricted stock units that were recorded in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of product revenue	$88	$73	$304	$189
Cost of service revenue	112	59	312	194
Research and development, net	1,139	798	3,100	2,596
Sales and marketing	937	650	2,415	1,850
General and administrative	1,238	1,005	3,517	2,814
Total	$3,514	$2,585	$9,648	$7,643
Note 13— Taxes
The Company’s effective tax rates for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Effective tax rates	(1)%	39%	(1)%	37%
The difference between the expected statutory tax rate of 21% and the actual tax rate of (1)% for the three and nine months ended September 30, 2018 was attributable to the Company’s decision to continue to provide a full valuation allowance against the Company’s U.S. federal deferred tax assets offset, in part, by foreign taxes. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 39% and 37% for the three and nine months ended September 30, 2017, respectively, was the Company’s research and development tax credit and other permanent items. One of the permanent items for the three and nine months ended September 30, 2017 was the $4.4 million gain from the strategic transaction which was not taxable under Federal income tax law.
On December 22, 2017, the President of the United States signed into law H.R. 1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Cuts and Jobs Act”). ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment. The Tax Cuts and Jobs Act made significant changes to existing U.S. tax law, including, but not limited to, a permanent reduction to the U.S. federal corporate income tax rate from 35% to 21% and the imposition of a one-time tax on deferred foreign income (“Repatriation Transition Tax”). Given the significance of the Tax Cuts and Jobs Act, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 that recognized that a company’s review of the income tax effects attributable to the enactment of the Tax Cuts and Jobs Act may be incomplete at the time financial statements were issued for the reporting period that included the date of enactment and allowed a company to record provisional amounts during a one year measurement period. During the measurement period, income tax effects attributable to the enactment of the Tax Cuts and Jobs Act can be adjusted and recognized, as a discreet item in the applicable reporting period, as information becomes available, prepared or analyzed. The measurement period is deemed to have ended when the company has obtained, prepared and analyzed the information necessary to finalize its accounting. During the year ended December 31, 2017 the Company recorded provisional tax expense, in the amount of $0.3 million, attributable to the Repatriation Transition Tax and provisional tax expense, in the amount of $0.3 million, as a result of the Company’s decision to no longer consider the undistributed earnings of its foreign subsidiaries to be permanently reinvested outside of the U.S. During the third quarter of 2018, the Company finalized its accounting with respect to the items for which provisional tax expense was recorded. No significant adjustments were made to the provisional amounts recorded by the Company.
As of September 30, 2018, the Company continued to provide a full valuation allowance against its U.S. federal deferred tax assets and against the majority of its deferred tax assets arising in state and foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. In a future period, the Company’s assessment of the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If the Company’s conclusion about the realizability of its deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period, the Company could record a substantial tax benefit in its Condensed Consolidated Statements of Operations when that occurs.
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

The following table presents revenues and gross margins for the Company’s operating segments for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Supercomputing	$72,615	$47,918	$230,252	$142,933
Storage and Data Management	12,263	11,046	45,977	42,335
Maintenance and Support	33,349	31,701	100,477	92,483
Engineering Services and Other	7,918	20,736	16,364	40,598
Elimination of inter-segment revenue	(33,349)	(31,701)	(100,477)	(92,483)
Total revenue	$92,796	$79,700	$292,593	$225,866

Gross Profit:
Supercomputing	$18,163	$18,807	$65,335	$50,630
Storage and Data Management	5,192	3,345	17,541	15,564
Maintenance and Support	15,024	16,501	47,970	45,078
Engineering Services and Other	1,456	6,340	6,694	14,450
Elimination of inter-segment gross profit	(15,024)	(16,501)	(47,970)	(45,078)
Total gross profit	$24,811	$28,492	$89,570	$80,644
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

	United States		Other Countries		Total
	2018	2017	2018	2017	2018	2017
Three months ended September 30,
Product revenue	$35,968	$38,007	$22,022	$7,273	$57,990	$45,280
Service revenue	20,936	23,298	13,870	11,122	34,806	34,420
Total revenue	$56,904	$61,305	$35,892	$18,395	$92,796	$79,700

	United States		Other Countries		Total
	2018	2017	2018	2017	2018	2017
Nine months ended September 30,
Product revenue	$74,140	$90,148	$111,683	$27,791	$185,823	$117,939
Service revenue	65,166	74,500	41,604	33,427	106,770	107,927
Total revenue	$139,306	$164,648	$153,287	$61,218	$292,593	$225,866
Sales to the U.S. Government totaled approximately $38.5 million and $99.9 million for the three and nine months ended September 30, 2018, respectively, compared to approximately $53.7 million and $145.3 million for the three and nine months ended September 30, 2017, respectively. For the nine months ended September 30, 2018, one non-U.S. Government customer in Japan accounted for 12% of total revenue. For the nine months ended September 30, 2018, total revenue in Japan accounted for 21% of total revenue. For the nine months ended September 30, 2017, no non-U.S. Government or international customer accounted for more than 10% of total revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “continue,” “estimates,” “projects,” “predicts” and “potential” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, and examples of forward-looking statements include any projections of earnings, revenue or other results of operations or financial results; any statements of the plans, strategies, objectives and beliefs of our management; any statements concerning proposed new products, technologies or services such as our next generation “Shasta” system; any statements regarding potential new markets or applications for our products or our ability to sell into any market or to any customer; any statements regarding technological developments or trends; any statements regarding future research and development or co-funding for such efforts; any statements regarding future market and economic conditions; any statements regarding the expected vesting of our performance-based equity awards; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part II and other sections of this report and our other filings with the U.S. Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise, except as otherwise required by law.
Overview
We focus on designing, developing, manufacturing, marketing and servicing computing products that magnify and enhance human capital, foster innovation and create competitive advantages. That means our products are aimed primarily at the upper-end of the high performance computing (HPC), data analytics and artificial intelligence (AI) markets - the segments populated by the pioneers, executives and entrepreneurs leading their industries in both the private and public sectors. These products include compute systems commonly known as supercomputers, and storage, data analytics and AI solutions. We offer them individually, integrated into a complete solution or hosted in the cloud, depending on a customer’s need. We also provide related software and system maintenance, support, and engineering services. Our customers include domestic and foreign government and government-funded entities, academic institutions and commercial companies. We currently provide customer-focused solutions based on four main models: (1) tightly integrated supercomputing designed throughout for scalability and sustained performance; (2) customizable cluster supercomputing based on highest-performance industry-standard components; (3) robust high-performance storage solutions; and (4) integrated solutions for large-scale analytics and AI applications. All of our solutions also emphasize total cost of ownership, scalable performance and data center flexibility as key features. Our continuing strategy is to gain market share by extending our technology leadership and differentiation and expanding our share and addressable market in areas where we can leverage our experience and technology, such as in AI applications and data analytics. We also meet diverse customer requirements by combining supercomputing, cluster supercomputing, and data analytics and AI into unique offerings that work in a workflow-driven datacenter environment.
Summary of First Nine Months of 2018 Results
Total revenue increased by $66.7 million for the first nine months of 2018 compared to the first nine months of 2017, from $225.9 million to $292.6 million, due to higher product revenue. Product revenue was $67.9 million higher in the first nine months of 2018 compared to the first nine months of 2017, driven by improvement in the market in which we operate during the first nine months of 2018.
Net loss for the first nine months of 2018 was $58.4 million compared to net loss of $36.3 million for the same period in 2017. The increase in net loss was primarily driven by a decrease of $21.6 million in income tax benefit for the first nine months of 2018 compared to the first nine months of 2017.
Net cash provided by operating activities was $40.4 million for the first nine months of 2018 compared to net cash used in operating activities of $38.7 million for the first nine months of 2017. Net cash provided by operating activities for the first nine months of 2018 was primarily driven by collections from customers that resulted in a decrease of $84.6 million in accounts and other receivables, and a decrease of $38.1 million in inventory due to customer acceptances of systems that were delivered during the first nine months of 2018. These amounts were largely offset by the net loss, adjusted for non-cash expenses, of $36.9 million, a decrease in our accounts payable balance of $28.0 million due to the timing of payments to vendors, largely in connection with inventory purchases in the fourth quarter of 2017, and a decrease in customer contract liabilities of $29.3 million.
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

•	data I/O and storage capacity needs growing as fast as computational needs;

•	the rise of AI along with machine learning and deep learning algorithms that utilize HPC technologies for performance and scale;

•	technology innovations in memory and storage allowing for faster data access such as high bandwidth memory, non-volatile memory and storage, solid state and flash devices;

•	the increasing commoditization of HPC hardware, particularly processors and system interconnects;

•	the growing concentration of very large suppliers of key computing, memory and storage components in the industry;

•	the growing commoditization of software, including more capable open source software;

•	electrical power and system cooling requirements becoming a design constraint and driver in total cost of ownership determinations;

•	increasing use of AI and analytics technologies in both the HPC and big data markets;

•	increased adoption of cloud computing as a solution for loosely-coupled HPC applications;

•	much higher memory costs during the past year; and

•	significant variability in market demand for high-end supercomputers from quarter-to-quarter and year-to-year.
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
To position ourselves to meet the market’s demanding needs, we concentrate our research and development efforts on technologies that enable our supercomputers to perform at scale - that is, to continue to increase actual performance as systems and applications grow ever larger in size - and in areas where we can leverage our core expertise in other markets whose applications demand these tightly coupled architectures. We also invest relatively significantly in next-generation technology to successfully and uniquely address the challenges of “Exascale computing” (systems with exaflops-levels of performance, one to two orders of magnitude faster than current supercomputers). In addition, we have industry leadership in developing an integrated supercomputing software stack with demonstrated expertise in system and performance software for several processor architectures. We expect to be in a comparatively advantageous position as larger many-core processors become available and as multiple processing technologies become integrated into single systems in heterogeneous environments. In addition, we have continued to expand our addressable market by leveraging our technologies, customer base, the Cray brand and by introducing complementary products and services to new and existing customers, as demonstrated by our emphasis on strategic initiatives, such as big data analytics, AI and storage.
In analytics and AI, we are developing and delivering high performance data discovery, advanced analytics, machine learning and deep learning solutions. These solutions use both Cray developed and open source software, delivering faster time-to-solution and advanced capabilities that are key drivers for many of our data analytics and AI customers. We support open source technologies such as Hadoop, Spark and Jupyter Notebook to design large-scale data analytics stacks that simplify analyses of scientific and commercial application and Python and R, distributed Dask, BigDL, TensorFlow and TensorBoard for advanced AI solutions, as well as many others.
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
Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this quarterly report on Form 10-Q or in our annual report on Form 10-K for the year ended December 31, 2017, is subject to significant variability from period to period and is very difficult to forecast. In the short term, we closely review the status of customer proposals, customer contracts, product shipments, installations and acceptances in order to forecast revenue and cash receipts. In the longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth measured over several quarters is a better indicator of whether we are achieving our objective of growth and increased market share in the supercomputing market. The Cray XC and Cray CS products, along with our longer-term product roadmap are efforts to increase product revenue. We have increased our business and product development efforts in big data analytics, AI and storage and data management. Service revenue related to our maintenance offerings is subject to less variations in the short term and may assist, in part, to offset the impact that the variability in product revenue has on total revenue.
Gross profit margin.    Gross profit margin is impacted by the level of revenue, different customer requirements, competitive considerations, product type and our anticipated and actual cost to build and deliver our products and services. Our services tend to carry higher gross profit margins than our products. We often bid contracts and commit to future system performance where certain key components are not available in the market at the time of bid and/or whose price might change from what was expected. While we have significant experience doing so, such actions are inherently risky and can impact our gross profit margin significantly in any period. For example, memory prices have more than doubled in less than a year which has had a significant impact on our reported product gross profit margin. Our costs are also currently being impacted by tariffs on certain parts we buy from suppliers. To mitigate this and other similar risks, we monitor the cost of components, manufacturing, and installation of our products. In assessing our service gross profit margin, we monitor headcount levels and third-party costs.
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
Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three and nine months ended September 30, 2018 and 2017, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product revenue	$57,990	$45,280	$185,823	$117,939
Less: Cost of product revenue	49,053	35,090	148,372	89,356
Product gross profit	$8,937	$10,190	$37,451	$28,583
Product gross profit margin	15%	23%	20%	24%
Service revenue	$34,806	$34,420	$106,770	$107,927
Less: Cost of service revenue	18,932	16,118	54,651	55,866
Service gross profit	$15,874	$18,302	$52,119	$52,061
Service gross profit margin	46%	53%	49%	48%
Total revenue	$92,796	$79,700	$292,593	$225,866
Less: Total cost of revenue	67,985	51,208	203,023	145,222
Total gross profit	$24,811	$28,492	$89,570	$80,644
Total gross profit margin	27%	36%	31%	36%
Product Revenue
Product revenue for the three and nine months ended September 30, 2018 and 2017 was primarily from sales of our Cray XC and Cray CS supercomputing systems, and ClusterStor storage systems. Product revenue was $12.7 million higher for the three months ended September 30, 2018, compared to the three months ended September 30, 2017 and $67.9 million higher for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, driven by an improvement in the market in which we operate during the first nine months of 2018.
Service Revenue
Service revenue was $0.4 million higher for the three months ended September 30, 2018, compared to the three months ended September 30, 2017 and $1.2 million lower for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. Our maintenance revenue increased by $1.6 million and $8.0 million, respectively, over the prior year periods, driven by our larger installed system base, including the benefit from longer lifetimes of installed systems due to the slowdown in acquisitions of new replacement systems. Over the same periods, engineering services revenue, which varies significantly from period to period, decreased by $1.3 million and $9.2 million, respectively, driven by the completion of several engineering services contracts that we recognized revenue on during the first nine months of 2017.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue increased by $14.0 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, and increased by $59.0 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, due mainly to higher product revenue. For the three months ended September 30,

2018, product gross profit margin decreased 8 percentage points to 15% from 23% in the same period in 2017. For the nine months ended September 30, 2018, product gross profit margin decreased 4 percentage points to 20% from 24% in the same period in 2017. Product gross profit margins for the three and nine months ended September 30, 2018 and 2017 were below our target margins. In the third quarter of 2017, it was determined that a large contract with product deliveries scheduled in the first and second quarters of 2018 would be performed at a loss of $4.1 million. The loss was attributable in part to higher component costs, predominantly for memory, changes in the configuration of the system from the time of bid, and changes in the exchange rate. We recorded the full amount of the loss in the third quarter of 2017 and no material gross profit on the accepted systems and related services in the first and second quarters of 2018, which negatively impacted gross profit margins for those periods. The decrease in gross profit margins for the three and nine months ended September 30, 3018, compared to the same periods in 2017, also resulted from a higher mix of cluster sales, which typically carry a lower margin, including one relatively large lower margin cluster sale to a U.S. Government customer in the third quarter of 2018. Product gross profit margin in any one period may not be indicative of future results as product gross profit margin can vary significantly between contracts for many reasons.
Cost of Service Revenue and Service Gross Profit
For the three months ended September 30, 2018, cost of service revenue increased by $2.8 million compared to the same period in 2017, primarily due to higher compensation, including incentive compensation, and increased charges for spares. For the nine months ended September 30, 2018, cost of service revenue was largely in line with the same period in 2017. Service gross profit margin for the three months ended September 30, 2018 decreased 7 percentage points to 46% compared to 53% in the same period in 2017, primarily due to higher compensation, including incentive compensation, and increased charges for spares. Service gross profit margin for the nine months ended September 30, 2018 increased 1 percentage point to 49% compared to 48% in the same period in 2017.
Research and Development Expenses
Research and development expenses for the three and nine months ended September 30, 2018 and 2017, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gross research and development expenses	$39,346	$32,836	$113,626	$104,637
Less: Amounts included in cost of revenue	(615)	(927)	(2,170)	(8,486)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(12,569)	(5,283)	(26,020)	(19,560)
Net research and development expenses	$26,162	$26,626	$85,436	$76,591
Percentage of total revenue	28%	33%	29%	34%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and third party contract engineering expenses.
For the three and nine months ended September 30, 2018, gross research and development expenses increased by $6.5 million and $9.0 million, respectively, over the prior year comparative periods, driven by higher compensation and third party costs. For the three and nine months ended September 30, 2018, compensation, including incentive and share-based compensation costs increased by $3.6 million and $6.9 million, respectively, over the prior year comparative period due to increased average headcount and higher compensation costs. For the three and nine months ended September 30, 2018, third party costs increased by $2.2 million and $1.8 million, respectively, over the prior year comparative periods, driven primarily by expenditures under co-funding arrangements for which we will be partially reimbursed.
Net research and development expenses decreased by $0.5 million for the three months ended September 30, 2018 compared to the same period in 2017 as the increase in gross research and development discussed above was offset by an increase in reimbursements for research and development related to new development projects, primarily our next generation “Shasta” system. Net research and development expense increased by $8.8 million for the nine months ended September 30, 2018 compared to the same period in 2017, primarily driven by the increase in gross research and development expenses and a decrease in amounts reclassified to cost of revenue due to the completion of several engineering services contracts, partially offset by higher reimbursements. The amount and timing of research and development costs related to engineering development contracts and the level of reimbursement from third parties for research and development projects varies significantly from period to period, often due to the timing of milestone acceptances, and can have a significant impact on net reported research and development expense in any period. We anticipate that reimbursed research and development will remain at relatively high levels over the next couple of years as a result of these projects.

Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three and nine months ended September 30, 2018 and 2017, respectively, were (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales and marketing	$15,282	$13,392	$46,165	$43,292
Percentage of total revenue	16%	17%	16%	19%
General and administrative	$6,580	$7,022	$17,983	$23,024
Percentage of total revenue	7%	9%	6%	10%
Sales and Marketing. Sales and marketing expense for the three and nine months ended September 30, 2018 increased by $1.9 million and $2.9 million, respectively, compared to the same periods in 2017, primarily driven by an increase in commissions and incentive compensation.
General and Administrative. General and administrative expense for the three and nine months ended September 30, 2018 decreased by $0.4 million and $5.0 million, respectively, compared to the same periods in 2017. The decrease in general and administrative expense for the three and nine months ended September 30, 2018 was primarily attributable to a decrease in legal costs compared to the same periods in 2017, related to our ongoing litigation with Raytheon, which is described in Note 11, “Contingencies” in the Notes to our Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q. Due to our ongoing litigation with Raytheon, legal expenses may vary over the next several quarters.
Restructuring
In the third quarter of 2017, we implemented a restructuring plan to reduce our operating costs and better align our workforce with long-term business strategies. The restructuring plan reduced our workforce by approximately 190 employees, with the vast majority of such terminations effective in July 2017. For the nine months ended September 30, 2018, we recorded $0.5 million in expense in connection with the restructuring plan. For the three and nine months ended September 30, 2017, we recorded $7.7 million in expense in connection with the restructuring plan. The restructuring expenses primarily related to employee severance.
Other Income (Expense), net
For the three and nine months ended September 30, 2018, we recognized net other income of $0.2 million, compared to net other income of $4.2 million and $5.4 million, respectively, for the same periods in 2017. Net other income and expense for the three and nine months ended September 30, 2018 and 2017 included gains and losses from foreign currency transactions, investments and disposals of assets. Net other income for the three and nine months ended September 30, 2017, included a $3.3 million gain from the sale of an investment in a private company.
Interest Income, net
Our interest income and interest expense for the three and nine months ended September 30, 2018 and 2017, respectively, were (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$910	$941	$2,279	$2,732
Interest expense	(2)	(61)	9	(77)
Interest income, net	$908	$880	$2,288	$2,655
Interest income is earned on cash and cash equivalents, investment balances and the investment in sales-type lease.
Gain on Strategic Transaction
In the third quarter of 2017, we completed a strategic transaction with Seagate Cloud Systems Inc. centered around the addition of Seagate’s ClusterStor high-performance storage business. As part of the transaction, we assumed customer support obligations associated with the ClusterStor product line and added more than 125 employees and contractors. For the three and nine months ended September 30, 2017, we recognized a gain of approximately $4.4 million associated with the transaction.

Taxes
Our effective tax rate was approximately (1)% for the three and nine months ended September 30, 2018, compared to 39% and 37% for the three and nine months ended September 30, 2017, respectively. The difference between the expected statutory tax rate of 21% and the actual tax rate of (1)% for the three and nine months ended September 30, 2018, was attributable to our decision to continue to provide a full valuation allowance against our U.S. federal deferred tax assets offset, in part, by foreign taxes. The primary reason for the difference between the expected statutory tax rate of 35% and the actual tax rates of 39% and 37% for the three and nine months ended September 30, 2017, respectively, was our research and development tax credit and other permanent items. One of the permanent items for the three and nine months ended September 30, 2017 was the $4.4 million gain from the strategic transaction which was not taxable under Federal income tax law.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under prior GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance also requires additional disclosures and several terminology changes, such as amounts previously referred to as deferred revenue now being referred to as customer contract liabilities. We adopted ASU 2014-09 at the beginning of the first quarter of 2018 using the modified retrospective method. The comparative information for the three and nine months ended September 30, 2017, and as of December 31, 2017 has not been restated and continues to be reported under the accounting standards in effect for those periods. The effect of initially applying the new revenue standard had an immaterial effect on our financial statements. Adoption of the new standard did not have a material impact on our net loss during the first nine months of 2018. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.
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
In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases: Topic 842 (ASU 2016-02), that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Under the new guidance, leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations. Lessor accounting is largely unchanged under ASU 2016-02. Adoption of ASU 2016-02 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. The new standard initially required application with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. In July 2018, this requirement was amended with the issuance of Accounting Standards Update No. 2018-11, Leases: Topic 842: Targeted Improvements (ASU 2018-11), which permits an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840. While we expect adoption of ASU 2016-02 to lead to a material increase in the assets and liabilities recorded on our Consolidated Balance Sheet, we are still evaluating the overall impact on our consolidated financial statements.
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
In August 2017, FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The new standard simplifies and expands the eligible hedging strategies for financial and nonfinancial risks. It also enhances the transparency of how hedging results are presented and disclosed. Further, the new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings. Adoption of ASU 2017-12 is required for fiscal reporting periods beginning after December 15, 2018, including interim reporting periods within those fiscal years with early adoption being permitted. We do not expect the adoption of ASU 2017-12 to have a material impact on our consolidated financial statements.
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
In August 2018, FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The new standard makes various modifications to the disclosure requirements on fair value measurement in Topic 820. Adoption of ASU 2018-13 is required for fiscal reporting periods beginning after December 15, 2019, including interim reporting periods within those fiscal years with early adoption being permitted. We do not expect the adoption of ASU 2018-13 to have a material impact on our consolidated financial statements.
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
Cash, cash equivalents and restricted cash increased by $43.9 million, from $140.3 million at December 31, 2017 to $184.2 million at September 30, 2018. As of September 30, 2018, we had working capital of $294.2 million compared to $354.3 million as of December 31, 2017.
Cash flow information included the following (in thousands):

	Nine Months Ended September 30,
	2018	2017
Cash provided by (used in):
Operating Activities	$40,421	$(38,684)
Investing Activities	$5,200	$(31,458)
Financing Activities	$(1,133)	$(811)
Operating Activities. Net cash provided by operating activities was $40.4 million for the first nine months of 2018 compared to net cash used in operating activities of $38.7 million for the first nine months of 2017. Net cash provided by operating activities in the first nine months of 2018 was primarily driven by collections from customers that resulted in a decrease of $84.6 million in accounts and other receivables and a decrease of $38.1 million in inventory due to customer acceptances of systems that were delivered during the first nine months of 2018. These amounts were largely offset by the net loss, adjusted for non-cash expenses, of $36.9 million, a decrease in our accounts payable balance of $28.0 million due to the timing of payments to vendors, largely in connection with inventory purchases in the fourth quarter of 2017, and a decrease in customer contract liabilities of $29.3 million.
Net cash used in operating activities in the first nine months of 2017 was primarily driven by an increase of $107.6 million in inventory as a result of system builds for future deliveries and the net loss, adjusted for non-cash items, of $44.9 million. These amounts were partially offset by collections from customers that resulted in a decrease of $137.6 million in accounts and other receivables.
Investing Activities. Net cash provided by investing activities was $5.2 million for the nine months ended September 30, 2018, compared to $31.5 million net cash used in investing activities for the same period in 2017. Net cash provided by investing activities for the nine months ended September 30, 2018 was primarily due to sales and maturities of debt securities of $7.0 million and $1.6 million in additional cash received from the strategic transaction with Seagate. These amounts were partially offset by purchases of property and equipment of $3.8 million. Net cash used in investing activities for the nine months ended September 30, 2017 was primarily due to purchases of debt securities of $94.9 million and purchases of property and equipment of $15.6 million, mostly related to leasehold improvements for our new facilities in Bloomington, Minnesota. These amounts were partially offset by sales and maturities of debt securities of $66.6 million.
Financing Activities. Net cash used in financing activities for the nine months ended September 30, 2018 was $1.1 million compared to $0.8 million for the same period in 2017. Net cash flows from financing activities for both periods resulted primarily from statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock awards, offset by cash received from the issuance of common stock from the exercise of options. Net cash used in financing activities for the nine months ended September 30, 2017 was also impacted by the issuance of stock through our employee stock purchase plan.
In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of September 30, 2018 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2018 (Less than 1 Year)	2019-2020	2021-2022	Thereafter
Development agreements	$15,047	$8,544	$6,503	$—	$—
Operating leases	63,046	1,898	13,737	12,825	34,586
Total contractual cash obligations	$78,093	$10,442	$20,240	$12,825	$34,586
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
We made no draws and had no outstanding cash borrowings on the line of credit as of September 30, 2018.
As of September 30, 2018, we had $13.8 million in USD equivalent value in outstanding letters of credit and $17.3 million in restricted cash, primarily associated with certain letters of credit to secure customer prepayments and other customer related obligations.
In our normal course of operations, we have development arrangements under which we engage third-party engineering resources to work on our research and development projects. For the nine months ended September 30, 2018, we incurred $15.5 million for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes, research and development expenses and share-based compensation. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2017 and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of September 30, 2018 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice among acceptable accounting methods or may require substantial judgment or estimation.
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
Revenue Recognition
On January 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, which superseded nearly all existing revenue recognition guidance under GAAP, to all contracts using the modified retrospective method. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Adoption of the new standard did not have a material impact on our net loss during the first nine months of 2018. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.
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
The majority of our contracts include multiple promised goods and services, which are assessed at contract inception. Each distinct good or service is identified as a performance obligation, which may be an individual good or service or a bundle of goods or services. In order to determine whether the promises are distinct, we assess the use of our products and services by customers to determine whether the customer can benefit from the good or service on its own or from other readily available resources, and whether the promised transfer of goods or services is separately identifiable from other promises in the contract.
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
Our incremental direct costs of obtaining a contract come primarily from sales commissions, a portion of which are paid upon contract signing. These commissions are generally capitalized upon payment and expensed at the time of revenue recognition. These deferred commissions are included in prepaid expenses in the Condensed Consolidated Balance Sheet. As of September 30, 2018 and December 31, 2017, we had $2.5 million and $1.3 million, respectively, of deferred commissions. For the three and nine months ended September 30, 2018, we recognized $1.1 million and $3.7 million, respectively, in commissions expense. For the three and nine months ended September 30, 2017, we recognized $0.6 million and $2.2 million, respectively, in commissions expense.
Our remaining performance obligations reflect the deliverables within contracts with customers that will have revenue recognized in a future period (this may also be referred to as backlog). Due to the nature of our business and the size of individual transactions, forecasting the timing and total amount of revenue recognition is subject to significant uncertainties. As of September 30, 2018, we had an aggregate of $615 million in remaining performance obligations stemming from a mixture of system contracts with their related service obligations and other service obligations. Included in this balance are $0.6 million in losses resulting from hedged foreign currency transactions, which offset the related increase in revenue from currency fluctuations. These gains will be reclassified from accumulated other comprehensive income to revenue in the period the related transactions are recognized as revenue. These obligations are anticipated to be recognized as revenue over approximately the next six years.

We estimate that about 60% of these obligations are expected to be recognized as revenue in the next 18 months, with the remainder thereafter.
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
As of September 30, 2018, we continued to provide a full valuation allowance against our U.S. federal deferred tax assets and against the majority of our state and foreign deferred tax assets as the realization of such assets is not considered to be more likely than not at this time. In a future period our assessment of the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period we could record a substantial tax benefit in our Condensed Consolidated Statement of Operations when that occurs. We recognize the income tax benefit from a tax position only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of our position. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
As of September 30, 2018, we had approximately $96.7 million of net deferred tax assets before application of a valuation allowance. As of September 30, 2018, net deferred tax assets after reduction by the valuation allowance of $95.6 million were $1.1 million.
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
Amounts to be received under co-funding arrangements with the U.S. government, other customers or suppliers are based on either contractual milestones or costs incurred. These co-funding milestone payments are recognized in operations as performance is estimated to be completed and are measured as milestone achievements occur or as costs are incurred. These estimates are reviewed on a periodic basis and are subject to change, including in the near term. If an estimate is changed, net research and development expense could be impacted significantly.
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
As of September 30, 2018, we had entered into foreign currency exchange contracts that were designated as cash flow hedges that hedge approximately $43.1 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These foreign currency exchange contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. As of September 30, 2018, we had entered into foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment totaling $30.7 million. Unrealized gains or losses recorded in the Condensed Consolidated Statement of Operations related to these contracts are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold or purchase any currency forward exchange contracts for trading purposes. As of September 30, 2018, a hypothetical 10% unfavorable change in foreign currency exchange rates would impact our annual operating results by approximately $0.5 million.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2018 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

•
new tariffs or taxes or other limitations on our access to components or products imposed by the United States on components and products sourced or manufactured outside of the United States, or by foreign governments on U.S.-manufactured or U.S.-designed products and services, or related trade disputes, which have recently been imposed and may continue to increase in the future;

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
If we are unable to sell and deliver our Cray XC systems and successfully develop, sell and deliver successor systems, such as our next generation Shasta system, our operating results will be adversely affected. We expect that a substantial portion of our revenue in the foreseeable future will come from the sale of Cray XC systems and successor systems, such as our next generation Shasta system, including systems integrating future processors and accelerators where we are dependent upon third-party suppliers to deliver according to expected plans. The development efforts related to these systems are lengthy and technically challenging processes, and require a significant investment of capital, engineering and other resources often years ahead of the time when we can be assured that they will result in competitive products. We may invest significant resources that may prove ultimately unsuccessful. The development process for our next generation “Shasta” system is particularly complex and challenging, and we are implementing new development techniques as part of our efforts to complete this significant project. Our efforts could be unsuccessful, the changes we are implementing could cause disruption to our development efforts, and unanticipated performance and/or development issues may require more engineers, time or testing resources than are currently available. Given the breadth of our engineering challenges, changes in the market and technology and our limited engineering and technical personnel resources, we periodically review the anticipated contributions and expense of our product programs to determine their long-term viability, and we may substantially modify or terminate one or more development programs. We may not be successful in meeting our development schedules for technical reasons, including those related to our dependence on third-party suppliers of components such as processors and accelerators, and/or because of insufficient engineering resources, which could result in an uncompetitive product or cause a lack of confidence in our capabilities among our key customers. To the extent that we incur delays in completing the design, development and production of hardware components, delays in development of requisite system software, cancellation of or changes to programs due to technical or economic infeasibility, inability to source acceptable third-party components such as processors and accelerators or investment in unproductive development efforts, our revenue, results of operations and cash flows, and the reputation of such systems in the market, could be adversely affected.
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
Our reliance on third-party suppliers poses significant risks to our operating results, business and prospects. We rely upon third-party vendors, such as Intel, to supply processors including graphics processing units and memory, and for most of the products, we sell and use service providers to co-develop key technologies. We purchase or subcontract the manufacturing of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, memory parts, hard disk drives and storage product enclosures, cables and power supplies, on a sole or limited source basis to third-party suppliers, including suppliers located in China. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply important software and hardware capabilities, such as file systems, solution-specific servers, disk drives and storage subsystems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors, such as Intel, to deliver on the capabilities and pricing expected at the time we design key elements of the system and make binding bids to customers. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

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

•
if a supplier provides us with hardware or software that contains bugs or other errors, defects or security vulnerabilities, such as the “Meltdown” and “Spectre” processor vulnerabilities, or in products or components we source from suppliers in China, or is different from what we expected, our development projects and production systems may be adversely affected through reduced performance or capabilities, additional design testing and verification efforts, including of required patches, re-spins of integrated circuits and/or development of replacement components, and the production and sales of our systems could be delayed and systems installed at customer sites could require significant, expensive field component replacements or other remediation, we might be required to pay penalties or the trust customers and potential customers place in our products might be negatively affected;

•
if our relationship with a key supplier is adversely affected for any reason, such as due to competitive pressures or changes in company strategies and priorities, our ability to obtain components on competitive financial terms could be adversely affected;

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
If the U.S. Government and other governments purchase, or fund the purchase of, fewer supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. Government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2015, 2016, 2017 and the first nine months of 2018, approximately 47%, 47%, 53% and 34%, respectively, of our total revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to the U.S. Government. Sales to the U.S. Government and other governments, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

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
We maintain confidential and proprietary information on our computer networks and employ security measures designed to protect this information from unauthorized access. If our security measures are breached, we could lose proprietary data and may suffer economic losses. We maintain confidential information on our computer networks, including information and data that are proprietary to our customers and third parties, as well as to us. Although we have designed and employed and continue to enhance a multitude of security measures to protect this information from unauthorized access, security breaches may occur, and in the past have occurred, as a result of third-party action, including computer hackers, employee error, inherent hardware or software vulnerabilities (including in products or components sourced from suppliers in China), malfeasance or otherwise. Security breaches can result in someone obtaining unauthorized access to our data or our customers’ data, including our intellectual property and other confidential business information. Because the techniques employed by hackers to obtain unauthorized access or to sabotage systems change frequently, we may be unable to anticipate these techniques or to implement adequate preventative measures. A security breach could result in disclosure of our trade secrets or disclosure of confidential customer, supplier or employee data. If this should happen, we could be exposed to potentially significant legal liability, remediation expense, harm to our reputation and other harm to our business.
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
We are subject to market and financial risks due to our international operations that could adversely affect those operations or our profitability and operating results. Our international operations include sales and service offices in Europe, the Middle East, South America, Asia, Australia and Canada. Our operations in countries outside of the United States, which accounted for approximately 52% of our total revenue for the nine months ended September 30, 2018, expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2015, 2016, 2017 and the first nine months of 2018, approximately 47%, 47%, 53% and 34%, respectively, of our total revenue was derived from U.S. Government sales. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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
Our stock price is volatile. The trading price of our common stock is subject to significant fluctuations in response to many factors, including stock market trends and shareholder profile, our quarterly operating results, changes in analysts’ estimates or our outlook, our capital raising activities, announcements of technological innovations and customer contracts by us or our competitors, others in the industry or our customers, a significant aggressive seller or buyer, litigation activities, general economic conditions and conditions in our industry. From January 1, 2017 through September 30, 2018, the closing sales price of our common stock on The Nasdaq Global Market ranged from $16.35 to $28.00 per share. Because our stock price has been volatile, investing in our common stock is risky.
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

CRAY INC.

Date:	October 30, 2018	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	October 30, 2018	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	October 30, 2018	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer