Form 10-Q
period 2019-03-31
CRAY INC
filed 2019-05-07
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CRAY	NASDAQ
As of May 3, 2019, there were 41,127,714 shares of Common Stock issued and outstanding.

CRAY INC.

CRAY, ClusterStor, DataWarp, and Sonexion are registered trademarks of Cray Inc. in the United States and other countries. The CS and XC families of supercomputers, Shasta, and other Cray technologies are all trademarks of Cray Inc. Other trademarks used in this report are the property of their respective owners.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$205,121	$228,434
Restricted cash	1,281	1,300
Accounts and other receivables, net	65,986	87,819
Inventory	80,516	80,360
Prepaid expenses and other current assets	22,778	22,331
Total current assets	375,682	420,244

Long-term restricted cash	16,030	16,030
Property and equipment, net	36,373	35,737
Operating lease right-of-use assets	33,649	—
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	2,897	3,178
Other non-current assets	21,623	27,761
TOTAL ASSETS	$500,436	$517,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,035	$32,847
Accrued payroll and related expenses	10,743	23,703
Accrued and other liabilities	12,915	10,805
Customer contract liabilities	64,021	61,983
Total current liabilities	112,714	129,338

Long-term customer contract liabilities	26,615	32,021
Long-term operating lease liabilities	40,871	—
Other non-current liabilities	2,564	12,394
TOTAL LIABILITIES	182,764	173,753
Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 41,096,605 and 40,893,807 shares, respectively	651,441	647,045
Accumulated other comprehensive income	2,355	3,208
Accumulated deficit	(336,124)	(306,874)
TOTAL SHAREHOLDERS’ EQUITY	317,672	343,379
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$500,436	$517,132
The accompanying notes are an integral part of these condensed consolidated financial statements

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenue:
Product	$34,158	$44,454
Service	37,388	35,140
Total revenue	71,546	79,594
Cost of revenue:
Cost of product revenue	26,102	34,045
Cost of service revenue	19,420	18,597
Total cost of revenue	45,522	52,642
Gross profit	26,024	26,952
Operating expenses:
Research and development, net	35,786	29,892
Sales and marketing	14,275	15,665
General and administrative	5,942	5,779
Restructuring	—	476
Total operating expenses	56,003	51,812
Loss from operations	(29,979)	(24,860)

Other expense, net	(247)	(382)
Interest income, net	925	713
Loss before income taxes	(29,301)	(24,529)
Income tax expense	(119)	(479)
Net loss	$(29,420)	$(25,008)

Basic net loss per common share	$(0.72)	$(0.62)
Diluted net loss per common share	$(0.72)	$(0.62)

Basic weighted average shares outstanding	40,945	40,436
Diluted weighted average shares outstanding	40,945	40,436
The accompanying notes are an integral part of these condensed consolidated financial statements

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(29,420)	$(25,008)
Other comprehensive loss, net of tax:
Unrealized loss on available-for-sale investments	—	(2)
Foreign currency translation adjustments	208	26
Unrealized loss on cash flow hedges	(849)	(1,232)
Reclassification adjustments on cash flow hedges included in net loss	—	476
Other comprehensive loss	(641)	(732)
Comprehensive loss	$(30,061)	$(25,740)
The accompanying notes are an integral part of these condensed consolidated financial statements

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Total shareholders’ equity, beginning balance	$343,379	$400,297

Common stock and additional paid-in capital:
Beginning balance	647,045	633,408
Exercise of stock options	829	1,538
Restricted shares issued for compensation, net of forfeitures and taxes	(99)	(105)
Share-based compensation	3,666	2,942
Ending balance	651,441	637,783

Accumulated other comprehensive income:
Beginning balance	3,208	915
Other comprehensive loss	(641)	(732)
Reclassification of stranded tax effects resulting from adoption of ASU 2018-02	(212)	—
Ending balance	2,355	183

Accumulated deficit:
Beginning balance	(306,874)	(234,026)
Net loss	(29,420)	(25,008)
Restricted shares issued for compensation, net of forfeitures and taxes	(42)	(54)
Reclassification of stranded tax effects resulting from adoption of ASU 2018-02	212	—
Ending balance	(336,124)	(259,088)

Total shareholders’ equity, ending balance	$317,672	$378,878
The accompanying notes are an integral part of these condensed consolidated financial statements

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(29,420)	$(25,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,893	4,278
Share-based compensation expense	3,666	2,942
Other	3,105	(255)
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	22,113	65,323
Inventory	(3,750)	4,056
Prepaid expenses and other assets	5,428	4,771
Accounts payable	(7,775)	(36,299)
Accrued payroll and related expenses and other liabilities	(14,440)	(2,501)
Customer contract liabilities	(3,402)	(18,322)
Net cash used in operating activities	(20,582)	(1,015)
Investing activities:
Cash received in strategic transaction	—	1,584
Purchases of property and equipment	(3,659)	(2,188)
Net cash used in investing activities	(3,659)	(604)
Financing activities:
Purchase of employee restricted shares to fund related statutory tax withholding	(141)	(158)
Proceeds from exercises of stock options	829	1,538
Net cash provided by financing activities	688	1,380
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	221	166
Net decrease in cash, cash equivalents and restricted cash	(23,332)	(73)
Cash, cash equivalents and restricted cash:
Beginning of period	245,764	140,320
End of period	$222,432	$140,247

Supplemental disclosure of cash flow information:
Cash paid (refunded) for income taxes	$(292)	$301
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service spares	$404	$1,613
The following is a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$205,121	$228,434
Restricted cash (1)	1,281	1,300
Long-term restricted cash (1)	16,030	16,030
Total cash, cash equivalents and restricted cash	$222,432	$245,764

(1)	Restricted cash primarily associated with certain letters of credit to secure customer prepayments and other customer related obligations.
The accompanying notes are an integral part of these condensed consolidated financial statements

CRAY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1— Basis of Presentation
In these notes, the Company and its wholly-owned subsidiaries are collectively referred to as the “Company.” In the opinion of management, the accompanying Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Loss, Statements of Shareholders’ Equity and Statements of Cash Flows have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. Management believes that all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018.
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
New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases: Topic 842 (ASU 2016-02), which replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use (ROU) assets and corresponding lease liabilities on the balance sheet. The new standard initially required application with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. In July 2018, this requirement was amended with the issuance of Accounting Standards Update No. 2018-11, Leases: Topic 842: Targeted Improvements (ASU 2018-11), which permits an additional (and optional) transition method to adopt the new leases standard.
The Company adopted ASU 2016-02 and related ASUs, collectively ASC 842, on January 1, 2019 using the optional transition method. Consequently, periods before January 1, 2019 will continue to be reported in accordance with the prior accounting guidance, ASC 840, Leases.
The Company elected the package of practical expedients, which permits the Company to retain prior conclusions about lease identification, lease classification and initial direct costs for leases that commenced before January 1, 2019. The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. The Company also elected the practical expedient to combine lease and non-lease components for all of its leases other than net lease real estate leases.
Adoption of ASC 842 resulted in the recording of ROU assets and lease liabilities of $34.4 million and $46.6 million, respectively, as of January 1, 2019. The difference between ROU assets and lease liabilities relates to liabilities of $12.2 million for deferred rent and lease incentives liabilities that were included on the Company’s Condensed Consolidated Balance Sheets prior to adoption of ASC 842. These amounts were eliminated at the time of adoption and are included in the lease liabilities number above. Adoption of ASC 842 did not have a material impact on the Company’s consolidated net earnings and had no impact on cash flows.

In August 2017, FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The new standard simplifies and expands the eligible hedging strategies for financial and nonfinancial risks. It also enhances the transparency of how hedging results are presented and disclosed. Further, the new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings. The Company adopted ASU 2017-12 on January 1, 2019. Adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial statements. Upon adoption of ASU 2017-12, the Company revised its accounting policy for foreign currency derivatives from the policy included in the Notes to Consolidated Financial Statements in its annual report on Form 10-K for year ended December 31, 2018. The revised accounting policy for foreign currency derivatives is included below.
In February 2018, FASB issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The new standard amends ASC 220 to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires entities to provide certain disclosures regarding stranded tax effects. The Company adopted ASU 2018-02 on January 1, 2019. At the time of adoption, the Company reclassified $0.2 million of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to accumulated deficit. Adoption of ASU 2018-02 did not have a material impact on the Company’s consolidated financial statements.
In August 2018, FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The new standard makes various modifications to the disclosure requirements on fair value measurement in Topic 820. The Company adopted ASU 2018-13 on January 1, 2019. Adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.
Revised Accounting Policies
Foreign Currency Derivatives
The Company uses foreign currency exchange contracts to manage certain foreign currency exposures. Foreign currency exchange contracts are cash flow hedges of the Company’s foreign currency exposures on certain revenue contracts and are recorded at the contract’s fair value. Most of the Company’s foreign currency exchange contracts are designated as cash flow hedges for the purposes of hedge accounting treatment and any gains or losses on the foreign currency exchange contract is initially reported in “Accumulated other comprehensive income,” a component of shareholders’ equity, with a corresponding asset or liability recorded based on the fair value of the foreign currency exchange contract. When the hedged transaction is recognized, any unrecognized gains or losses on the hedged transaction are reclassified into results of operations in the same period and presented in the same income statement line item as the earnings effect of the hedged item. The Company excludes the changes in fair value of the contract related to forward points from the assessment of hedge effectiveness and the gains and losses associated with the excluded component are presented in the same line of the income statement for the hedged item. For hedging relationships executed before the date of adoption of ASU 2017-12, the gains and losses associated with the excluded components are recognized currently in earnings. The amortization approach is used for hedging relationships executed after the date of adoption of ASU 2017-02. Cash flows from foreign currency exchange contracts accounted for as cash flow hedges are classified in the same category as the cash flows from the items being hedged. The Company typically dedesignates its cash flow hedges for the purposes of hedge accounting treatment when the receivable related to the hedged cash flow is recorded. Unrealized gains or losses related to foreign currency exchange contracts that are not designated as cash flow hedges for the purposes of hedge accounting treatment are recorded in other income (expense) in the Condensed Consolidated Statements of Operations and are generally offset by foreign currency adjustments on related receivables. The Company does not use derivative financial instruments for speculative purposes.
Note 2— Revenue Recognition
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

The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers (in thousands) and includes both short-term and long-term portions:

	March 31, 2019	December 31, 2018	Change
Contract receivables	$61,854	$78,634	$(16,780)
Contract assets	6,441	6,404	37
Contract liabilities	90,636	94,004	(3,368)

Contract receivables consist of amounts billed to customers and include the Company's investment in a sales type lease, a portion of which is due beyond one year. Generally, billing occurs subsequent to product revenue recognition and payment is expected within 30 days. Contract assets primarily relate to the Company's rights to consideration for work completed but not billed where right to payment is not just subject to the passage of time. Contract assets become contract receivables when the rights become unconditional. The Company sometimes receives advances or deposits from customers before revenue is recognized, resulting in customer contract liabilities (formerly deferred revenue). These assets and liabilities are reported on the Condensed Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. The Company’s payment terms vary from contract to contract. Contracts may require payment before, at or after the Company’s performance obligations have been satisfied. The increase in the Company's contract asset balance for the three months ended March 31, 2019 is primarily due to the addition of new contract assets, partially offset by the transfer from contract assets to contract receivables that were included in the contract asset balance at the beginning of the period.
For the three month period ended March 31, 2019, the Company recognized $20.4 million in revenues from the contract liability balance at the beginning of the period.
The Company’s incremental direct costs of obtaining a contract come primarily from sales commissions, a portion of which are paid upon contract signing. These commissions are generally capitalized upon payment and expensed at the time of revenue recognition. These deferred commissions are included in prepaid expenses in the Condensed Consolidated Balance Sheet. As of March 31, 2019 and December 31, 2018, the Company had $1.7 million and $2.0 million, respectively, of deferred commissions. For the three months ended March 31, 2019 and 2018, the Company recognized $1.0 million and $1.1 million, respectively, in commissions expense.
The Company’s remaining performance obligations reflect the deliverables within contracts with customers that will have revenue recognized in a future period (this may also be referred to as backlog). Due to the nature of the Company’s business and the size of individual transactions, forecasting the timing and total amount of revenue recognition is subject to significant uncertainties. As of March 31, 2019, the Company has an aggregate of $589 million in remaining performance obligations stemming from a mixture of system contracts with their related service obligations and other service obligations. Included in this balance are $0.8 million in gains resulting from hedged foreign currency transactions, which offset the related decrease in revenue from currency fluctuations. These gains will be reclassified from accumulated other comprehensive income to revenue in the period the related transactions are recognized as revenue. These obligations are anticipated to be recognized as revenue over approximately the next six years. The Company estimates that about 55% of these obligations are expected to be recognized as revenue in the next 18 months, with the remainder thereafter.
The Company’s revenue is presented on a disaggregated basis in “Note 13-Segment Information” in the Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

Note 3— Fair Value Measurement
Based on the observability of the inputs used in the valuation techniques used to determine the fair value of certain financial assets and liabilities, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets that have been measured at fair value as of March 31, 2019, and indicates the level within the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of March 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$222,432	$222,432	$—
Foreign currency exchange contracts (1)	2,976	—	2,976
Assets measured at fair value at March 31, 2019	$225,408	$222,432	$2,976

(1)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of March 31, 2019 and December 31, 2018, the Company had outstanding foreign currency exchange contracts that were designated and accounted for as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately (in millions):

	March 31, 2019	December 31, 2018
Canadian Dollars (CAD)	54.4	54.4

The Company had hedged foreign currency exposure related to these designated cash flow hedges of approximately $41.6 million as of March 31, 2019 and December 31, 2018.
As of March 31, 2019 and December 31, 2018, the Company had outstanding foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment. The Company dedesignates cash flow hedges when the receivable related to the hedged cash flow is recorded. The outstanding notional amounts were approximately (in millions):

	March 31, 2019	December 31, 2018
British Pounds (GBP)	15.6	24.8
Korean Won (KRW)	—	4,446.5
Singapore Dollars (SGD)	—	2.0

The foreign currency exposure related to these contracts was approximately $22.9 million as of March 31, 2019 and $40.6 million as of December 31, 2018. Unrealized gains or losses related to these dedesignated contracts are recorded in other expense in the Condensed Consolidated Statements of Operations and are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.

Cash receipts associated with the foreign currency exchange contracts are expected to be received from 2019 through 2022, during which time the revenue on the associated sales contracts is expected to be recognized, or in the case of receivables denominated in a foreign currency, the receivables balances will be collected. Any gain or loss on hedged foreign currency will be recognized at the time of customer acceptance, or in the case of receivables denominated in a foreign currency, over the period during which hedged receivables denominated in a foreign currency are outstanding.
Fair values of derivative instruments designated as cash flow hedges (in thousands):

Balance Sheet Location	Fair Value as of March 31, 2019	Fair Value as of December 31, 2018
Prepaid expenses and other current assets	$609	$1,296
Other non-current assets	32	137
Total fair value of derivative instruments designated as cash flow hedges	$641	$1,433
Fair values of derivative instruments not designated as cash flow hedges (in thousands):

Balance Sheet Location	Fair Value as of March 31, 2019	Fair Value as of December 31, 2018
Prepaid expenses and other current assets	$1,616	$1,894
Other non-current assets	719	1,242
Accrued and other liabilities	—	(63)
Total fair value of derivative instruments not designated as cash flow hedges	$2,335	$3,073

The following table shows the impact on product revenue of foreign currency exchange contracts that were designated as cash flow hedges (in thousands):

	Three Months Ended March 31,
	2019	2018
Total amounts of product revenue presented in the condensed consolidated statement of operations in which the effects of cash flow hedges are recorded	$34,158	44,454

Amount of loss reclassified from accumulated other comprehensive income to product revenue	—	(476)
Amount excluded from effectiveness testing recognized as an increase in product revenue based on changes in fair value	56	—

The following table shows the impact on other expense of losses on foreign currency exchange contracts that were not designated as cash flow hedges. These amounts increased other expense for both periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Other expense, net	$(427)	$(1,911)

Note 4— Accumulated Other Comprehensive Income
The following table shows the impact on product revenue of reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the three months ended March 31, 2019 and 2018 (in thousands). The reclassification adjustments decreased product revenue for the three months ended March 31, 2018.

	Three Months Ended March 31,
	2019	2018

Gross of tax reclassifications	$—	$(476)
Net of tax reclassifications	$—	$(476)

The following tables show the changes in accumulated other comprehensive income by component for the three months ended March 31, 2019 and 2018 (in thousands):

Three Months Ended March 31, 2019
	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$606	$2,602	$3,208
Current-period change, net of tax	208	(849)	(641)
Reclassification of stranded tax effects resulting from adoption of ASU 2018-02	210	(422)	(212)
Ending balance	$1,024	$1,331	$2,355

Income tax expense (benefit) associated with current-period change	$—	$—	$—

Three Months Ended March 31, 2018
	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Unrealized Loss on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(7)	$1,611	$(689)	$915
Current-period change, net of tax	(2)	26	(756)	(732)
Ending balance	$(9)	$1,637	$(1,445)	$183

Income tax expense (benefit) associated with current-period change	$—	$—	$—	$—

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
For the three months ended March 31, 2019 and 2018, outstanding stock options, unvested restricted stock and unvested restricted stock units were antidilutive because of the net losses and, as such, their effect has not been included in the calculation of diluted EPS. For each of the three months ended March 31, 2019 and 2018, potential gross common shares of 2.9 million were antidilutive and not included in computing diluted EPS. An additional 0.5 million performance vesting restricted stock and performance vesting restricted stock units were excluded from the computation of potential common shares for each of the three months ended March 31, 2019 and 2018, because the conditions for vesting had not been met as of the balance sheet date.

Note 6— Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Trade accounts receivable	$35,759	$63,414
Current contract assets	4,539	4,391
Advance billings	6,900	1,832
Short-term investment in sales-type lease	12,805	12,462
Other receivables	6,001	6,708
	66,004	88,807
Allowance for doubtful accounts	(18)	(988)
Accounts and other receivables, net	$65,986	$87,819

Contract assets represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of March 31, 2019 and December 31, 2018, accounts receivable included $15.5 million and $25.6 million, respectively, that resulted from sales to the U.S. government and system acquisitions primarily funded by the U.S. government (“U.S. Government”). Of these amounts, $0.2 million and $1.5 million were unbilled and included in contract assets as of March 31, 2019 and December 31, 2018, respectively, based upon contractual billing arrangements with these customers. As of March 31, 2019, one non-U.S. Government customer accounted for 19% of total accounts and other receivables. As of December 31, 2018, two non-U.S. Government customers accounted for 28% of total accounts and other receivables.
Note 7— Leases
The Company leases certain equipment and facilities used in operations under operating leases in its normal course of business. The Company’s leases have remaining lease terms of 1 to 11 years, some of which include options to extend the leases for up to 5 years, and some of which include options to terminate the leases within 1 to 5 years. The exercise of these options is at the Company’s sole discretion. The Company has not included these options to extend or terminate in its calculation of right-of-use assets or lease liabilities as it is not reasonably certain to exercise these options.
The Company’s lease agreements do not contain any residual value guarantees, material restrictions or covenants.
Operating lease cost for the three months ended March 31, 2019 was $1.9 million.
The Company has elected the practical expedient for short-term leases. Operating lease cost for the Company’s short-term leases for the three months ended March 31, 2019 was immaterial.
Supplemental cash flow information related to operating leases for the three months ended March 31, 2019 was as follows (in thousands):

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of operating lease liabilities:	$2,038
Operating right-of-use assets obtained in exchange for lease obligations:	$348

Supplemental balance sheet information related to operating leases as of March 31, 2019 was as follows (in thousands, except lease term and discount rate):

March 31, 2019
Operating lease right-of-use assets	$33,649

Current portion of operating lease liabilities, included in accrued and other liabilities	$4,838
Long-term operating lease liabilities	40,871
Total operating lease liabilities	$45,709

Weighted average remaining lease term (in years):	8.9
Weighted average discount rate (1):	6.84%

(1)	Where the Company could not determine the rate inherent in the lease, its incremental borrowing rate was calculated using LIBOR plus a spread for similar companies.
As of March 31, 2019, maturities of operating lease liabilities were as follows (in thousands):

2019 (less than 1 year)	$6,220
2020	8,065
2021	7,857
2022	7,520
2023	6,535
Thereafter	29,513
Total lease payments	65,710
Less: interest	(20,001)
Present value of lease liabilities	$45,709

Sales-type Lease
The Company has a sales-type lease with one non-U.S. Government customer, under which it receives quarterly payments over the term of the lease, which expires in September 2020. The lease is denominated in British Pounds and the Company has entered into certain foreign currency exchange contracts that act as an economic hedge for the foreign currency exposure associated with this arrangement.
Interest income for the sales-type lease for the three months ended March 31, 2019 was $0.1 million.
The following table shows the components of the net investment in the sales-type lease as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Total minimum lease payments to be received	$22,321	$25,543
Less: executory costs	(2,608)	(2,985)
Net minimum lease payments receivable	19,713	22,558
Less: unearned income	(372)	(510)
Net investment in sales-type lease	19,341	22,048
Less: long-term investment in sales-type lease included in other non-current assets	(6,536)	(9,586)
Investment in sales-type lease included in accounts and other receivables	$12,805	$12,462

As of March 31, 2019, minimum lease payments related to our sales-type lease for each of the succeeding two fiscal years are as follows (in thousands):

2019 (less than 1 year)	$11,168
2020	11,153
Total minimum lease payments to be received	$22,321

Note 8— Inventory
Inventory consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Components and subassemblies	$37,093	$42,390
Work in process	22,415	17,429
Finished goods	21,008	20,541
Total	$80,516	$80,360

Finished goods inventory of $19.6 million and $16.0 million was located at customer sites pending acceptance as of March 31, 2019 and December 31, 2018, respectively. At March 31, 2019, the U.S. Government accounted for $5.0 million of finished goods inventory and two non-U.S. Government customers accounted for $13.9 million of finished goods inventory. At December 31, 2018, the U.S. Government accounted for $13.9 million of finished goods inventory.
The Company wrote off $3.2 million of excess and obsolete inventory during the three months ended March 31, 2019. The Company did not write off any inventory during the three months ended March 31, 2018.
Note 9— Customer Contract Liabilities
Liabilities from contracts with customers consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Contract liability - product	$9,447	$5,667
Contract liability - service	81,189	88,337
Total contract liabilities	90,636	94,004
Less: long-term contract liabilities	(26,615)	(32,021)
Current contract liabilities	$64,021	$61,983

As of March 31, 2019 and December 31, 2018, the U.S. Government accounted for $30.8 million and $29.8 million, respectively, of total customer contract liabilities. As of March 31, 2019, one non-U.S. Government customer accounted for 10% of total customer contract liabilities. As of December 31, 2018, no non-U.S. government customers accounted for more than 10% of total customer contract liabilities.
Note 10— Contingencies
The Company is subject to patent lawsuits brought by Raytheon Company (“Raytheon”). A first suit was brought by Raytheon on September 25, 2015 in the Eastern District of Texas (Civil Action No. 2:15-cv-1554) asserting infringement of four patents owned by Raytheon (“First Action”). Two of the originally asserted patents relate to computer hardware alleged to be encompassed by Cray’s current and past products (the “Hardware Patents”), and the two remaining asserted patents relate to features alleged to be performed by certain third-party software that Cray optionally includes as part of its product offerings (the “Software Patents”).  A second suit was brought by Raytheon on April 22, 2016 in the Eastern District of Texas (Civil Action No. 2:16-cv-423) asserting infringement of five patents owned by Raytheon (“Second Action”. In the Second Action, all five asserted patents relate to features alleged to be performed by certain third-party software that Cray optionally includes as part of its product offerings. On September 21, 2017, the United States Court of Appeals for the Federal Circuit granted Cray’s petition for writ of mandamus and overturned the trial court’s determination that venue in the First Action was proper in the Eastern District of Texas. Accordingly on April 5, 2018, the trial court ordered that the First Action should be transferred to the Western District of Wisconsin, as had been requested by Cray, which was effective on April 30, 2018 (Civil Action No. 3:18-cv-00318-wmc). After transfer, Raytheon indicated its desire to withdraw its claims for infringement of the Hardware Patents. The Wisconsin court, upon joint motion of the parties, dismissed with prejudice the counts related to the Hardware Patents, and Raytheon has served on the Company and filed with the court covenants not to sue for infringement of the Hardware Patents. The Texas court, upon joint motion of the parties, transferred the Second Action to the Northern District of California (Civil Action No. 3:18-cv-03388-RS). Per joint motion of the parties, the

California court has stayed the Second Action pending resolution of the First Action. In the First Action, the Wisconsin court held a summary judgment hearing on January 10, 2019. Respecting Cray’s contentions that Raytheon’s claims of infringement of the Software Patents fail as a matter of law, on April 15, 1019, the Wisconsin court, by opinion and order, granted Cray’s motion for summary judgment and directed judgment in favor of Cray regarding Raytheon’s claims of infringement of the Software Patents.  Cray intends to seek attorneys fees under 35 U.S.C. § 285 which provides that the Court in “exceptional cases may award reasonable attorney fees to the prevailing party.” The Company will continue to vigorously defending these actions including any appeal of the favorable decision by the Wisconsin court in the First Action. The probable outcome of the described litigation cannot be determined, nor can the Company estimate a range of potential loss (or gain from a potential recovery of attorney’s fees). Based on its review of the matters to date, the Company notes that its defenses have to date prevailed in the First  Action, and the Company believes that it has valid defenses in the Second  Action. As a result, the Company considers the likelihood of a material loss related to these matters to be remote.
Note 11— Share-Based Compensation
The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the three month period ended March 31, 2019. There were no stock option grants during the three month period ended March 31, 2018:

Three Months Ended March 31,
2019
Risk-free interest rate	2.47%
Expected dividend yield	—%
Volatility	48.04%
Expected life	4.0 years
Weighted average Black-Scholes value of options granted	$9.05

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied to the Company’s stock option grants during the three months ended March 31, 2019 was 8.0%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period.

A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	1,877,602	$18.81
Grants	20,000	$22.62
Exercises	(194,900)	$4.25
Canceled and forfeited	(2,002)	$27.54
Outstanding at March 31, 2019	1,700,700	$20.51	5.7
Exercisable at March 31, 2019	1,310,996	$19.45	4.8
Available for grant at March 31, 2019 (1)	2,221,195

(1)
Using the plan’s fungible ratio of 1.55:1 for full-value awards, 1,433,029 shares were available for restricted stock awards, stock bonus awards, restricted stock units, performance shares or performance units.

As of March 31, 2019, there was $11.4 million of aggregate intrinsic value of outstanding stock options, including $10.2 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of 2019 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. During the three months ended March 31, 2019, stock options covering 194,900 shares of common stock with a total intrinsic value of $3.6 million were exercised. During the three months ended March 31, 2018, stock options covering 172,115 shares of common stock with a total intrinsic value of $2.4 million were exercised.
The fair value of unvested restricted stock and unvested restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
A summary of the Company’s unvested restricted stock grants and changes during the three months ended March 31, 2019 is as follows:

	Service Vesting Restricted Shares
	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	34,269	$27.64
Granted	—	$—
Forfeited	—	$—
Vested	(1,000)	$29.14
Outstanding at March 31, 2019	33,269	$27.59

There were no restricted stock grants during the three months ended March 31, 2019 and 2018. The aggregate fair value of restricted stock vested during the three months ended March 31, 2019 and 2018, was $29.0 thousand and $0.1 million, respectively.

A summary of the Company’s unvested restricted stock unit grants and changes during the three months ended March 31, 2019 is as follows:

	Service Vesting Restricted Stock Units		Performance Vesting Restricted Stock Units		Total Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1,166,308	$23.07	482,485	$30.13	1,648,793	$25.14
Granted	76,200	$24.84	—	$—	76,200	$24.84
Forfeited	(14,526)	$21.29	—	$—	(14,526)	$21.29
Vested	(14,125)	$24.95	—	$—	(14,125)	$24.95
Outstanding at March 31, 2019	1,213,857	$23.18	482,485	$30.13	1,696,342	$25.16

The estimated forfeiture rate applied to the Company’s service vesting restricted stock unit grants during the three months ended March 31, 2019 and 2018, was 8.0%. The aggregate fair value of restricted stock units vested during each of the three months ended March 31, 2019 and 2018, was $0.4 million. Restricted stock units are not outstanding shares and do not have any voting or dividend rights. At the time of vesting, a share of common stock representing each restricted stock unit vested will be issued by the Company. The performance vesting restricted stock units are subject to performance measures that are currently not considered “probable” of attainment and as such, no compensation cost has been recorded for these units. The period for which the performance measures of the performance vesting restricted stock units can be satisfied ends at the end of 2019.
Including performance-based equity awards, the Company had $32.4 million of total unrecognized compensation cost related to unvested stock options, unvested restricted stock and unvested restricted stock units as of March 31, 2019. Excluding the $14.5 million of unrecognized compensation cost related to unvested restricted stock units that are subject to performance measures that are currently not considered “probable” of attainment, unrecognized compensation cost is $17.9 million. No compensation expense is recognized for unvested restricted stock units subject to performance measures that are not considered “probable” of attainment. Unrecognized compensation cost related to unvested stock options and unvested non-performance-based restricted stock is expected to be recognized over a weighted average period of 2.8 years.
The following table sets forth the gross share-based compensation cost resulting from stock options, unvested restricted stock and unvested restricted stock units that were recorded in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of product revenue	$125	$106
Cost of service revenue	108	97
Research and development, net	1,169	860
Sales and marketing	789	734
General and administrative	1,475	1,145
Total	$3,666	$2,942

Note 12— Taxes
The Company’s effective tax rates for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Effective tax rates	(0.4)%	(2)%

The difference between the expected statutory tax rate of 21% and the actual tax rates of (0.4)% and (2)% for the three months ended March 31, 2019 and 2018, respectively, was attributable to the Company’s decision to continue to provide a full valuation allowance against its U.S. federal deferred tax assets offset, in part, by foreign taxes.
As of March 31, 2019, the Company continued to provide a full valuation allowance against its U.S. federal deferred tax assets and against the majority of its deferred tax assets arising in state and foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. The Company’s conclusion about the realizability of its deferred tax assets, and therefore the appropriateness of the valuation allowance, is reviewed quarterly and could change in future periods depending on the Company’s future assessment of all available evidence in support of the likelihood of realization of its deferred tax assets. If the Company’s conclusion about the realizability of its deferred tax assets and therefore the appropriateness of its valuation allowance changes in a future period, it could record a substantial tax benefit in its Condensed Consolidated Statements of Operations when that occurs.
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
Engineering Services and Other
Engineering Services and Other includes analytics and artificial intelligence and Custom Engineering.

The following data presents the Company's operating segment revenues disaggregated by primary geographic market, which is determined based on a customer's geographic location (in thousands). Regions represent Europe, the Middle East, and Africa (EMEA); Asia-Pacific and Japan; and the United States, Canada, and Latin America (Americas). Revenues were reduced by $0.5 million for the three months ended March 31, 2018 related to hedging gains and losses which do not represent revenues recognized from contracts with customers.

	Americas	EMEA	Asia Pacific & Japan	Total
Three Months Ended March 31, 2019
Supercomputing	$35,682	$4,982	$9,643	$50,307
Storage and Data Management	13,058	2,140	1,888	17,086
Maintenance and Support	21,354	7,060	6,913	35,327
Engineering Services and Other	3,614	281	258	4,153
Elimination of inter-segment revenue	(21,354)	(7,060)	(6,913)	(35,327)
Total revenue	$52,354	$7,403	$11,789	$71,546

	Americas	EMEA	Asia Pacific & Japan	Total
Three Months Ended March 31, 2018
Supercomputing	$20,609	$8,658	$26,599	$55,866
Storage and Data Management	8,038	4,176	8,539	20,753
Maintenance and Support	20,545	7,490	4,799	32,834
Engineering Services and Other	2,721	60	194	2,975
Elimination of inter-segment revenue	(20,545)	(7,490)	(4,799)	(32,834)
Total revenue	$31,368	$12,894	$35,332	$79,594

The following table presents gross profit for the Company’s operating segments for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Gross Profit:
Supercomputing	$16,545	$18,121
Storage and Data Management	7,179	7,033
Maintenance and Support	16,673	15,075
Engineering Services and Other	2,300	1,798
Elimination of inter-segment gross profit	(16,673)	(15,075)
Total gross profit	$26,024	$26,952

Revenue and cost of revenue is the only discrete financial information the Company prepares for its segments. Other financial results or assets are not separated by segment.
Sales to the U.S. Government totaled approximately $36.0 million for the three months ended March 31, 2019 compared to approximately $19.7 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, no non-U.S. Government customer or foreign country accounted for more than 10% of total revenue. For the three months ended March 31, 2018, two non-U.S. Government customers in Japan and New Zealand accounted for 35% of total revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “continue,” “estimates,” “projects,” “predicts”, “likely”, “forecast” and “potential” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, and examples of forward-looking statements include any projections of earnings, revenue or other results of operations or financial results; any statements of the plans, strategies, objectives and beliefs of our management; any statements concerning proposed new products, technologies or services such as our next generation “Shasta” system; any statements regarding potential new markets or applications for our products or our ability to sell into any market or to any customer; any statements regarding the timing of recognizing revenue for sales of our products or service; any statements regarding the effects of the acquisition of Seagate’s ClusterStor line of business; any statements regarding technological developments or trends; any statements regarding future research and development or co-funding for such efforts; any statements regarding future market and economic conditions; any statements regarding the expected vesting of our performance-based equity awards; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part II and other sections of this report and our other filings with the U.S. Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise, except as otherwise required by law.
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
Summary of First Three Months of 2019 Results
Total revenue decreased by $8.0 million for the first three months of 2019 compared to the first three months of 2018, from $79.6 million to $71.5 million, due to lower product revenue. Product revenue was $10.3 million lower in the first three months of 2019 compared to the first three months of 2018, primarily driven by two large sales to international customers during the first three months of 2018.
Net loss for the first three months of 2019 was $29.4 million compared to net loss of $25.0 million for the same period in 2018. The increase in net loss was primarily driven by an increase of $5.9 million in research and development expenses for the first three months of 2019 compared to the first three months of 2018.
Net cash used in operating activities was $20.6 million for the first three months of 2019 compared to $1.0 million for the first three months of 2018. Net cash used in operating activities for the first three months of 2019 was primarily driven by the net loss, adjusted for non-cash expenses, of $18.8 million, and a decrease of $14.4 million in accrued payroll and related expenses and other liabilities, largely resulting from payment of 2018 accrued incentive compensation. These amounts were partially offset by collections from customers that resulted in a decrease of $22.1 million in accounts and other receivables.

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

•	data I/O and storage capacity needs growing as fast as computational needs;

•	the rise of AI, machine learning, and deep learning algorithms that utilize HPC technologies for performance and scale;

•	technology innovations in memory and storage allowing for faster data access such as high bandwidth memory, non-volatile memory and storage, solid state and flash devices;

•	the increasing commoditization of HPC hardware;

•	the growing concentration of very large suppliers of key computing, memory and storage components in the industry;

•	the growing commoditization of software, including more capable open source software;

•	electrical power and system cooling requirements becoming a design constraint and driver in total cost of ownership determinations;

•	increasing use of AI and analytics technologies in both the HPC and big data markets;

•	increased adoption of cloud computing as a solution for loosely-coupled HPC applications;

•	significant price volatility for memory in recent years; and

•	significant variability in market demand for high-end supercomputers from quarter-to-quarter and year-to-year.
Several of these trends have recently impacted the growth rate and related improvements in price-performance of products in the industry and has contributed to the expansion and acceptance of loosely-coupled cluster systems using processors manufactured by Intel, AMD and others combined with commercially available, commodity networking and other components, particularly in the middle and lower portions of the supercomputing market. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is sometimes the dominant factor in HPC procurements. This has increased the breadth of competition. Vendors of such systems often put pricing pressure on us, resulting in lower margins in competitive procurements.
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
In analytics and AI, we are developing and delivering high performance data discovery, advanced analytics, machine learning and deep learning solutions. These solutions use both Cray developed and open source software, delivering faster time-to-solution and advanced capabilities that are key drivers for many of our data analytics and AI customers. We support open source technologies such as Hadoop, Spark and Jupyter Notebook to design large-scale data analytics stacks that simplify analyses of scientific data; other open source libraries like Keras to enable the quick development of neural networks and commercial application; and Python and R, distributed Dask, BigDL, TensorFlow and TensorBoard for advanced AI solutions, as well as many others.
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
Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this quarterly report on Form 10-Q or in our annual report on Form 10-K for the year ended December 31, 2018, is subject to significant variability from period to period and is very difficult to forecast. In the short term, we closely review the status of customer proposals, customer contracts, product shipments, installations and acceptances in order to forecast revenue and cash receipts. In the longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth measured over several quarters is a better indicator of whether we are achieving our objective of growth and increased market share in the supercomputing market. The Cray XC and Cray CS products, along with our longer-term product roadmap are efforts to increase product revenue. We have increased our business and product development efforts in big data analytics, AI and storage and data management. Service revenue related to our maintenance offerings is subject to less variations in the short term and may assist, in part, to offset the impact that the variability in product revenue has on total revenue.
Gross profit margin.    Gross profit margin is impacted by the level of revenue, different customer requirements, competitive considerations, product type and our anticipated and actual, compared to expected, cost to build and deliver our products and services. Our services tend to carry higher gross profit margins than our products. We often bid contracts and commit to future system performance where certain key components are not available in the market at the time of bid and/or whose price might change from what was expected. While we have significant experience doing so, such actions are inherently risky and can impact our gross profit margin significantly in any period. For example, memory prices, although currently in decline, recently more than doubled in less than a year, which had a significant impact on our reported product gross profit margin in both 2017 and 2018. Our costs are also currently being impacted by tariffs on certain parts we buy from suppliers. To mitigate this and other similar risks, we monitor the cost of components, manufacturing, and installation of our products. In assessing our service gross profit margin, we monitor headcount levels and third-party costs.
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
Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three months ended March 31, 2019 and 2018, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2019	2018
Product revenue	$34,158	$44,454
Less: Cost of product revenue	26,102	34,045
Product gross profit	$8,056	$10,409
Product gross profit margin	24%	23%
Service revenue	$37,388	$35,140
Less: Cost of service revenue	19,420	18,597
Service gross profit	$17,968	$16,543
Service gross profit margin	48%	47%
Total revenue	$71,546	$79,594
Less: Total cost of revenue	45,522	52,642
Total gross profit	$26,024	$26,952
Total gross profit margin	36%	34%
Product Revenue
Product revenue for the three months ended March 31, 2019 and 2018 was primarily from sales of our Cray XC and Cray CS supercomputing systems, and ClusterStor storage systems. Product revenue was $10.3 million lower for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily driven by two large sales to international customers during the first three months of 2018.
Service Revenue
Service revenue was $2.2 million higher for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. Our maintenance revenue increased by $2.5 million over the prior year period, driven by our larger installed system base, including the benefit from longer lifetimes of installed systems due to the slowdown in the acquisitions of new replacement systems we experienced in prior periods. The increase in maintenance revenue was partially offset by a small decrease in engineering services revenue, which can vary significantly from period to period.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue decreased by $7.9 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, due mainly to lower product revenue. For the three months ended March 31, 2019, product gross profit margin increased 1 percentage points to 24% from 23% in the same period in 2018. Our product gross profit margin for the three months ended March 31, 2019 was negatively impacted by a $3.2 million write off of excess and obsolete inventory. Our product gross profit margin for the three months ended March 31, 2018 was negatively impacted by a large customer acceptance recorded at no gross profit. This acceptance was part of a larger contract which we had determined would be performed at a loss. The contract loss of $4.1 million was recorded in 2017.

Cost of Service Revenue and Service Gross Profit
For the three months ended March 31, 2019, cost of service revenue increased by $0.8 million compared to the same period in 2018, due mainly to higher service revenue. Service gross profit margin for the three months ended March 31, 2019 increased 1 percentage point to 48% compared to 47% in the same period in 2018.
Research and Development Expenses
Research and development expenses for the three months ended March 31, 2019 and 2018, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2019	2018
Gross research and development expenses	$37,750	$38,036
Less: Amounts included in cost of revenue	(775)	(847)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(1,189)	(7,297)
Net research and development expenses	$35,786	$29,892
Percentage of total revenue	50%	38%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and third party contract engineering expenses.
For the three months ended March 31, 2019, gross research and development expenses were largely in line with the prior year comparative period.
Net research and development expense increased by $5.9 million for the three months ended March 31, 2019 compared to the same period in 2018, primarily driven by a decrease in reimbursements. The amount and timing of research and development costs related to engineering development contracts and the level of reimbursement from third parties for research and development projects varies significantly from period to period, often due to the timing of milestone acceptances, and can have a significant impact on net reported research and development expense in any period.
Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three months ended March 31, 2019 and 2018, respectively, were (in thousands, except for percentages):

	Three Months Ended March 31,
	2019	2018
Sales and marketing	$14,275	$15,665
Percentage of total revenue	20%	20%
General and administrative	$5,942	$5,779
Percentage of total revenue	8%	7%
Sales and Marketing. Sales and marketing expense for the three months ended March 31, 2019 decreased by $1.4 million compared to the same period in 2018. Compensation expense, including commissions and incentive compensation, decreased by $0.7 million and marketing programs expense and outside services decreased by $0.3 million and $0.2 million, respectively, compared to the prior year comparative period.
General and Administrative. General and administrative expense for the three months ended March 31, 2019 increased by $0.2 million compared to the same period in 2018. The increase in general and administrative expense for the three months ended March 31, 2019 was primarily attributable to an increase in legal costs compared to the same period in 2018, related to our litigation with Raytheon, relating to which we have recently received a favorable result and which is described in Note 10, “Contingencies” in the Notes to our Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
Other Expense, net
For the three months ended March 31, 2019, we recognized net other expense of $0.2 million, compared to net other expense of $0.4 million for the same period in 2018. Net other expense for the three months ended March 31, 2019 and 2018 included gains and losses from foreign currency transactions, investments and disposals of assets.

Interest Income, net
Our interest income and interest expense for the three months ended March 31, 2019 and 2018, respectively, were (in thousands):

	Three Months Ended March 31,
	2019	2018
Interest income	$982	$700
Interest expense	(57)	13
Interest income, net	$925	$713
Interest income is earned on cash and cash equivalents, investment balances and the investment in sales-type lease.
Taxes
Our effective tax rate was approximately (0.4)% for the three months ended March 31, 2019, compared to (2)% for the three months ended March 31, 2018. The difference between the expected statutory tax rate of 21% and the actual tax rates of (0.4)% and (2)% for the three months ended March 31, 2019 and 2018, respectively, was attributable to our decision to continue to provide a full valuation allowance against our U.S. federal deferred tax assets offset, in part, by foreign taxes.
New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2016-02, Leases: Topic 842 (ASU 2016-02), which replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use (ROU) assets and corresponding lease liabilities on the balance sheet. The new standard initially required application with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. In July 2018, this requirement was amended with the issuance of Accounting Standards Update No. 2018-11, Leases: Topic 842: Targeted Improvements (ASU 2018-11), which permits an additional (and optional) transition method to adopt the new leases standard.
We adopted ASU 2016-02 and related ASUs, collectively ASC 842, on January 1, 2019, using the optional transition method. Consequently, periods before January 1, 2019 will continue to be reported in accordance with the prior accounting guidance, ASC 840, Leases.
We elected the package of practical expedients, which permits us to retain prior conclusions about lease identification, lease classification and initial direct costs for leases that commenced before January 1, 2019. The new standard also provides practical expedients for an entity’s ongoing accounting. We elected the short-term lease recognition exemption for all leases that qualify. We also elected the practical expedient to combine lease and non-lease components for all of our leases other than net lease real estate leases.
Adoption of ASC 842 resulted in the recording of ROU assets and lease liabilities of $34.4 million and $46.6 million, respectively, as of January 1, 2019. The difference between the ROU assets and lease liabilities relates to liabilities of $12.2 million for deferred rent and lease incentives liabilities that were included on our Condensed Consolidated Balance Sheets prior to adoption of ASC 842. These amounts were eliminated at the time of adoption and are included in the lease liabilities number above. Adoption of ASC 842 did not have a material impact on our consolidated net earnings and had no impact on cash flows.
In August 2017, FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). The new standard simplifies and expands the eligible hedging strategies for financial and nonfinancial risks. It also enhances the transparency of how hedging results are presented and disclosed. Further, the new standard provides partial relief on the timing of certain aspects of hedge documentation and eliminates the requirement to recognize hedge ineffectiveness separately in earnings. We adopted ASU 2017-12 on January 1, 2019. Adoption of ASU 2017-12 did not have a material impact on our consolidated financial statements. Upon adoption of ASU 2017-12, we revised our accounting policy for foreign currency derivatives from the policy included in the Notes to Consolidated Financial Statements in our annual report on Form 10-K for year ended December 31, 2018. The revised accounting policy for foreign currency derivatives is included in “Note 1-Basis of Presentation” in the Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
In February 2018, FASB issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-02). The new standard amends ASC 220 to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires entities to provide certain disclosures regarding stranded tax effects. We adopted ASU 2018-02 on January 1, 2019. At the time of adoption, we reclassified $0.2 million of stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income to accumulated deficit. Adoption of ASU 2018-02 did not have a material impact on our consolidated financial statements.
In August 2018, FASB issued Accounting Standards Update No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). The new standard makes various modifications to the disclosure requirements on fair value measurement in Topic 820. We adopted ASU 2018-13 on January 1, 2019. Adoption of ASU 2018-13 did not have a material impact on our consolidated financial statements.
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
Cash, cash equivalents and restricted cash decreased by $23.3 million, from $245.8 million at December 31, 2018 to $222.4 million at March 31, 2019. As of March 31, 2019, we had working capital of $263.0 million compared to $290.9 million as of December 31, 2018.
Cash flow information included the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash provided by (used in):
Operating Activities	$(20,582)	$(1,015)
Investing Activities	$(3,659)	$(604)
Financing Activities	$688	$1,380
Operating Activities. Net cash used in operating activities was $20.6 million for the first three months of 2019 compared to $1.0 million for the first three months of 2018. Net cash used in operating activities in the first three months of 2019 was primarily driven by the net loss, adjusted for non-cash expenses, of $18.8 million and a decrease of $14.4 million in accrued payroll and related expenses and other liabilities, largely resulting from payment of 2018 accrued incentive compensation. These amounts were partially offset by collections from customers that resulted in a decrease of $22.1 million in accounts and other receivables.
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
Investing Activities. Net cash used in investing activities was $3.7 million for the three months ended March 31, 2019, compared to $0.6 million net cash used in investing activities for the same period in 2018. Net cash used in investing activities for the three months ended March 31, 2019 was due to purchases of property and equipment. Net cash used in investing activities for the three months ended March 31, 2018 was primarily due to purchases of property and equipment of $2.2 million, partially offset by $1.6 million of cash received as part of post-closing adjustments related to the strategic transaction with Seagate that we entered into in the third quarter of 2017.
Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2019 was $0.7 million compared to $1.4 million for the same period in 2018. Net cash flows from financing activities for both periods resulted primarily from cash received from the issuance of common stock from the exercise of options, offset by statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock awards.

In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of March 31, 2019 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2019 (Less than 1 Year)	2020-2021	2022-2023	Thereafter
Development agreements	$58,629	$22,883	$35,670	$76	$—
Operating leases	65,710	6,220	15,922	14,055	29,513
Total contractual cash obligations	$124,339	$29,103	$51,592	$14,131	$29,513
As of March 31, 2019, we had a $15.0 million line of credit with Wells Fargo Bank, National Association. The Credit Facility is designed to be used for general corporate purposes, including working capital requirements and to support the issuance of letters of credit. The Credit Facility is secured by a first priority lien on up to $15.0 million of the Company’s investments account held with Wells Fargo Bank. The Credit Facility expires on March 1, 2020.
We made no draws and had no outstanding cash borrowings on the line of credit as of March 31, 2019.
As of March 31, 2019, we had $17.3 million in total restricted cash. We had $13.8 million in USD equivalent value in outstanding letters of credit, the majority of which was supported by the Wells Fargo Credit Facility, as of March 31, 2019.
In our normal course of operations, we have development arrangements under which we engage third-party engineering resources to work on our research and development projects. For the three months ended March 31, 2019, we incurred $3.9 million for such arrangements.
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
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes and research and development expenses. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2018 and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of March 31, 2019 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice among acceptable accounting methods or may require substantial judgment or estimation.
Additionally, we consider certain judgments and estimates to be significant, including those relating to the allocation of transaction price to each performance obligation in revenue recognition, collectibility of receivables, determination of inventory at the lower of cost or net realizable value, the value of used equipment returned or to be returned associated with customer contracts, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing of long-lived assets, including goodwill and other intangibles, determination of our incremental borrowing rate, determination of the implicit interest rate used in the sales-type lease calculation, estimated warranty liabilities, determination of the fair value of stock options and other assessments of fair value, evaluation of the probability of vesting of performance-based restricted stock and restricted stock units, calculation of deferred income tax assets, including estimates of future financial performance in the determination of the likely recovery of deferred income tax assets, our ability to utilize such assets, potential income tax assessments, the outcome of any legal proceedings and other contingencies. We base our estimates on historical experience, current conditions and on other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates and assumptions.
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
Our incremental direct costs of obtaining a contract come primarily from sales commissions, a portion of which are paid upon contract signing. These commissions are generally capitalized upon payment and expensed at the time of revenue recognition. These deferred commissions are included in prepaid expenses in the Condensed Consolidated Balance Sheet. As of March 31, 2019 and December 31, 2018, we had $1.7 million and $2.0 million, respectively, of deferred commissions. For the three months ended March 31, 2019 and 2018, we recognized $1.0 million and $1.1 million, respectively, in commissions expense.
Our remaining performance obligations reflect the deliverables within contracts with customers that will have revenue recognized in a future period (this may also be referred to as backlog). Due to the nature of our business and the size of individual transactions, forecasting the timing and total amount of revenue recognition is subject to significant uncertainties. As of March 31, 2019, we had an aggregate of $589 million in remaining performance obligations stemming from a mixture of system contracts with their related service obligations and other service obligations. Included in this balance are $0.8 million in gains resulting from hedged foreign currency transactions, which offset the related decrease in revenue from currency fluctuations. These gains will be reclassified from accumulated other comprehensive income to revenue in the period the related transactions are recognized as revenue. These obligations are anticipated to be recognized as revenue over approximately the next six years. We estimate that about 55% of these obligations are expected to be recognized as revenue in the next 18 months, with the remainder thereafter.
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
The Tax Cuts and Jobs Act subjects a U.S. corporation to tax on its global intangible low taxed income (GILTI). Under GAAP, we are required to make an accounting policy election to either treat taxes due on our future GILTI inclusions as either a current period expense or to account for such taxes in the measurement of our deferred tax assets. We have elected to account for any tax due on our GILTI as a current period expense. As a result of changes made by the Tax Cuts and Jobs Act, we no longer consider the earnings of our foreign subsidiaries to be permanently reinvested outside of the United States.
As of March 31, 2019, we continued to provide a full valuation allowance against our U.S. federal deferred tax assets and against the majority of our state and foreign deferred tax assets as the realization of such assets is not considered to be more likely than not at this time. In a future period our assessment of the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period we could record a substantial tax benefit in our Condensed Consolidated Statement of Operations when that occurs. We recognize the income tax benefit from a tax position only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of our position. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
As of March 31, 2019, we had approximately $112.6 million of net deferred tax assets before application of a valuation allowance. As of March 31, 2019, net deferred tax assets after reduction by the valuation allowance of $111.3 million were $1.3 million.
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
As of March 31, 2019, we had entered into foreign currency exchange contracts that were designated as cash flow hedges that hedge approximately $41.6 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These foreign currency exchange contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. As of March 31, 2019, we had entered into foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment totaling $22.9 million. Unrealized gains or losses recorded in the Condensed Consolidated Statement of Operations related to these contracts are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold or purchase any currency forward exchange contracts for trading purposes. As of March 31, 2019, a hypothetical 10% unfavorable change in foreign currency exchange rates would impact our annual operating results and cash flows by approximately $0.7 million.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2019 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
For a discussion of legal proceedings, see “Note 10-Contingencies” in the Notes to Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.

Item 1A. Risk Factors
You should carefully consider the risks described below together with all of the other information in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 12, 2019. If any of these risks actually occur, our business, financial condition or operating results could be materially adversely affected and the trading price of our common stock could decline.
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
Although we recorded positive annual net income between 2010 and 2016, we recorded a net loss in 2017 and 2018 and expect a net loss in 2019, and may well experience a net loss in any future year in addition to quarterly losses. Net income may fluctuate significantly as a result of many factors, including as a result of reduced revenue, gross margins, or significant investments we may make to grow our business which often require many years to come to fruition and may not be realized when expected, if at all. For example, we have incurred and anticipate continuing to incur significant expenditures in connection with ongoing investments in research and development. Due to the inherent difficulty in estimating costs associated with projects of this scale and nature, certain of the costs associated with these potential projects may be higher than estimated and it may take longer than expected to complete, if at all. In addition, while we were profitable in 2016, our revenue declined year over year in both 2016 and 2017, and our profitability declined year over year in 2016, 2017, and 2018, substantially driven by a slow-down in the segments of the high-end of the supercomputing market that we target. While we grew our revenue year over year in 2018, it is uncertain whether or when we will realize any significant benefit from a rebound in the segments of the high-end of the supercomputing market that we target or how strong or long-lived such a rebound will be.
Whether we will be able to increase our revenue and achieve and sustain profitability on a quarterly and annual basis depends on a number of factors, including:

•	our ability to secure sufficient orders at high enough gross margins for our next generation Cray Shasta systems as well as upgrades and successor systems;

•	our ability to secure sufficient orders at high enough gross margins for our Cray XC and Cray CS systems, particularly until our next generation Shasta systems are generally available;

•	successfully delivering and obtaining sufficient customer acceptances of ordered systems, including attached storage systems;

•	our ability to deliver upgraded or new systems in a timely manner, such as our ability to deliver our next generation Shasta systems by the fourth quarter of 2019, as currently planned;

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

•
declining U.S. relations with foreign entities, including between the U.S. government and foreign governments, may make it more difficult or more expensive to sell U.S.-manufactured or U.S.-designed systems to those entities funded by governments, or in those countries;

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
Our business could be adversely affected by conditions affecting the HPC market. A substantial portion of our business depends on the demand for HPC products by the U.S. Government and foreign government customers and large enterprises, and we are dependent upon the overall economic health of the high-end of the supercomputing market, and on a relatively small number of customers and large procurements that make up that market. Demand for our products and services depends substantially upon the general demand for supercomputers and associated services, as well as technological needs in the data analytics, AI, and storage markets, which fluctuate based on numerous factors, including large-system purchase cycles, capital spending levels, political conditions and growth of our current and prospective customers. Moreover, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. As a result, spending priorities for our current and future customers may vary and demand for our products and services may also fluctuate. For instance, while we were profitable in 2016, our revenue declined year over year in both 2016 and 2017 and our profitability declined year over year in 2016, 2017, and 2018, substantially driven by a slow-down in the segments of the high-end of the supercomputing market that we target. While we believe that we have seen early signs of a recovery in the market, we believe that these segments of the market continue to be down from past years. It is uncertain whether or when these segments will recover fully from this downturn, and because of long sales cycles there will be a delay between any recovery and when that recovery would be reflected in our revenue and other operating results. While we believe that the market’s long-term growth drivers remain intact, there is no assurance that these markets will continue to rebound or if any rebound will last. A failure of these markets to recover strongly enough or in a sustained fashion could continue to harm our financial condition and results of operations.
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
Our reliance on third-party suppliers poses significant risks to our operating results, business, and prospects. We rely upon third-party vendors, such as Intel, AMD, NVIDIA, and Seagate to supply processors including graphics processing units and memory, and for most of the products, we sell and use service providers to co-develop key technologies. We purchase or subcontract the manufacturing of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, memory parts, hard disk drives and storage product enclosures, cables, and power supplies, on a sole or limited source basis to third-party suppliers, including suppliers located in China. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply important software and hardware capabilities, such as file systems, solution-specific servers, disk drives, and storage subsystems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors to deliver on the capabilities and pricing expected at the time we design key elements of the system and make binding bids to customers. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

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

•
if a key supplier is acquired or undergoes a significant business change, as has occurred in the past and is expected to occur this year with a supplier of interconnect technology, Mellanox, having entered into an agreement to be acquired by NVIDIA , the production and sales of our systems and services may be delayed or adversely affected, or our development programs may be delayed or may be impossible to complete;

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
If the U.S. Government and other governments purchase, or fund the purchase of, fewer high-end supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. Government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2016, 2017, 2018, and the first three months of 2019, approximately 47%, 53%, 28% and 50%, respectively, of our total revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to the U.S. Government. Sales to the U.S. Government and other governments, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

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
In particular, the U.S. government announced plans to procure multiple, large “exascale” systems for delivery in future years and provide funding for certain research and development efforts associated with those system deliveries. The U.S. government recently announced two of those exascale system awards, and that Cray was selected as a prime contractor or subcontractor to deliver those systems. If we are unable to complete or deliver those systems as expected or at all, or secure a sufficient portion of the continuing funding for research and development of those exascale systems sales, our ability to grow in future years and our ability to offset research and development expenses leading up to those deliveries may be adversely affected. In addition, if agencies and departments of the United States or other governments were to stop, reduce, or delay their use and purchases of supercomputers, our revenue and operating results would be adversely affected.
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
We may infringe or be subject to claims that we infringe the intellectual property rights of others. We are and may in the future be subject to patent infringement and other intellectual property claims and lawsuits in various jurisdictions, and we cannot be certain that our products or activities do not violate the patents, trademarks, or other intellectual property rights of third-parties. Companies in the technology industry, and other patent, copyright, and trademark holders seeking to profit from royalties, own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently commence litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights. As we face increasing competition and gain an increasingly high profile, the intellectual property rights claims against us have grown and will likely continue to grow. For example, we have been involved in litigation with Raytheon Company (Raytheon) which is described in Note 10, “Contingencies” in the Notes to our Condensed Consolidated Financial Statements in this quarterly report on Form 10-Q.
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

We are subject to market and financial risks due to our international operations that could adversely affect those operations or our profitability and operating results. Our international operations include sales and service offices in Europe, the Middle East, South America, Asia, Australia, and Canada. Our operations in countries outside of the United States, which accounted for approximately 29% of our total revenue for the first three months of 2019, expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2016, 2017, 2018, and the first three months of 2019, approximately 47%, 53%, 28% and 50%, respectively, of our total revenue was derived from U.S. Government sales. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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
Our stock price is volatile. The trading price of our common stock is subject to significant fluctuations in response to many factors, including stock market trends and shareholder profile, our quarterly operating results, changes in analysts’ estimates or our outlook, our capital raising activities, announcements of technological innovations and customer contracts by us or our competitors, others in the industry or our customers, a significant aggressive seller or buyer, litigation activities, general economic conditions, and conditions in our industry. From January 1, 2018 through March 31, 2019, the closing sales price of our common stock on The Nasdaq Global Market ranged from $18.89 to $28.00 per share. Because our stock price has been volatile, investing in our common stock is risky.
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

CRAY INC.

Date:	May 7, 2019	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	May 7, 2019	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	May 7, 2019	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer