Form 10-Q
period 2019-06-30
CRAY INC
filed 2019-08-02
CIK 949158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________
FORM 10-Q
 ______________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2019
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:              to
Commission File Number: 0-26820

______________________________________________
CRAY INC.
(Exact name of registrant as specified in its charter)
______________________________________________

Washington		93-0962605
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

901 Fifth Avenue, Suite 1000		98164
Seattle,	Washington
(Address of Principal Executive Office)		(Zip Code)
206 701-2000
(Registrant’s telephone number, including area code)
 ______________________________________________

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CRAY	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2019, there were 41,414,306 shares of Common Stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$147,533	$228,434
Restricted cash	3,772	1,300
Accounts and other receivables, net	76,501	87,819
Inventory	88,035	80,360
Prepaid expenses and other current assets	25,053	22,331
Total current assets	340,894	420,244

Long-term restricted cash	13,847	16,030
Property and equipment, net	38,290	35,737
Operating lease right-of-use assets	32,656	—
Goodwill	14,182	14,182
Intangible assets other than goodwill, net	2,602	3,178
Other non-current assets	17,200	27,761
TOTAL ASSETS	$459,671	$517,132

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,098	$32,847
Accrued payroll and related expenses	20,462	23,703
Accrued and other liabilities	13,206	10,805
Customer contract liabilities	54,353	61,983
Total current liabilities	118,119	129,338

Long-term customer contract liabilities	23,077	32,021
Long-term operating lease liabilities	39,845	—
Other non-current liabilities	2,384	12,394
TOTAL LIABILITIES	183,425	173,753
Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock — Authorized and undesignated, 5,000,000 shares; no shares issued or outstanding	—	—
Common stock and additional paid-in capital, par value $.01 per share — Authorized, 75,000,000 shares; issued and outstanding 41,337,879 and 40,893,807 shares, respectively	654,948	647,045
Accumulated other comprehensive income	1,534	3,208
Accumulated deficit	(380,236)	(306,874)
TOTAL SHAREHOLDERS’ EQUITY	276,246	343,379
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$459,671	$517,132
The accompanying notes are an integral part of these condensed consolidated financial statements

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Product	$29,924	$83,379	$64,082	$127,833
Service	38,775	36,824	76,163	71,964
Total revenue	68,699	120,203	140,245	199,797
Cost of revenue:
Cost of product revenue	23,424	65,274	49,526	99,319
Cost of service revenue	21,328	17,122	40,748	35,719
Total cost of revenue	44,752	82,396	90,274	135,038
Gross profit	23,947	37,807	49,971	64,759
Operating expenses:
Research and development, net	37,171	29,382	72,957	59,274
Sales and marketing	14,919	15,218	29,194	30,883
General and administrative	15,890	5,624	21,832	11,403
Restructuring	—	—	—	476
Total operating expenses	67,980	50,224	123,983	102,036
Loss from operations	(44,033)	(12,417)	(74,012)	(37,277)

Other income, net	272	430	25	48
Interest income, net	1,223	667	2,148	1,380
Loss before income taxes	(42,538)	(11,320)	(71,839)	(35,849)
Income tax benefit (expense)	(22)	370	(141)	(109)
Net loss	$(42,560)	$(10,950)	$(71,980)	$(35,958)

Basic net loss per common share	$(1.03)	$(0.27)	$(1.75)	$(0.89)
Diluted net loss per common share	$(1.03)	$(0.27)	$(1.75)	$(0.89)

Basic weighted average shares outstanding	41,191	40,616	41,069	40,527
Diluted weighted average shares outstanding	41,191	40,616	41,069	40,527
The accompanying notes are an integral part of these condensed consolidated financial statements

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(42,560)	$(10,950)	$(71,980)	$(35,958)
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale investments	—	9	—	7
Foreign currency translation adjustments	(52)	(1,185)	156	(1,159)
Unrealized gain (loss) on cash flow hedges	(912)	2,306	(1,761)	1,074
Reclassification adjustments on cash flow hedges included in net loss	143	633	143	1,109
Other comprehensive income (loss)	(821)	1,763	(1,462)	1,031
Comprehensive loss	$(43,381)	$(9,187)	$(73,442)	$(34,927)
The accompanying notes are an integral part of these condensed consolidated financial statements

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total shareholders’ equity, beginning balance	$317,672	$378,878	$343,379	$400,297

Common stock and additional paid-in capital:
Beginning balance	651,441	637,783	647,045	633,408
Exercise of stock options	740	255	1,569	1,792
Restricted shares issued for compensation, net of forfeitures and taxes	(1,334)	(1,448)	(1,433)	(1,552)
Share-based compensation	4,101	3,192	7,767	6,134
Ending balance	654,948	639,782	654,948	639,782

Accumulated other comprehensive income:
Beginning balance	2,355	183	3,208	915
Other comprehensive income (loss)	(821)	1,763	(1,462)	1,031
Reclassification of stranded tax effects resulting from adoption of ASU 2018-02	—	—	(212)	—
Ending balance	1,534	1,946	1,534	1,946

Accumulated deficit:
Beginning balance	(336,124)	(259,088)	(306,874)	(234,026)
Net loss	(42,560)	(10,950)	(71,980)	(35,958)
Restricted shares issued for compensation, net of forfeitures and taxes	(1,552)	(963)	(1,594)	(1,017)
Reclassification of stranded tax effects resulting from adoption of ASU 2018-02	—	—	212	—
Ending balance	(380,236)	(271,001)	(380,236)	(271,001)

Total shareholders’ equity, ending balance	$276,246	$370,727	$276,246	$370,727
The accompanying notes are an integral part of these condensed consolidated financial statements

CRAY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(71,980)	$(35,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,608	8,269
Share-based compensation expense	7,767	6,134
Other	577	(384)
Cash provided (used) due to changes in operating assets and liabilities:
Accounts and other receivables	11,407	46,484
Inventory	(9,561)	32,755
Prepaid expenses and other assets	7,429	6,056
Accounts payable	(2,628)	(40,264)
Accrued payroll and related expenses and other liabilities	(5,403)	3,777
Customer contract liabilities	(16,396)	(27,049)
Net cash used in operating activities	(71,180)	(180)
Investing activities:
Sales/maturities of available-for-sale investments	—	7,000
Cash received in strategic transaction	—	1,584
Purchases of property and equipment	(7,952)	(3,275)
Net cash provided by (used in) investing activities	(7,952)	5,309
Financing activities:
Purchase of employee restricted shares to fund related statutory tax withholding	(3,027)	(2,569)
Proceeds from exercises of stock options	1,569	1,792
Net cash used in financing activities	(1,458)	(777)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(22)	(185)
Net increase (decrease) in cash, cash equivalents and restricted cash	(80,612)	4,167
Cash, cash equivalents and restricted cash:
Beginning of period	245,764	140,320
End of period	$165,152	$144,487

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$308	$401
Non-cash investing and financing activities:
Inventory transfers to fixed assets and service spares	$1,261	$5,503
The following is a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Condensed Consolidated Statements of Cash Flows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$147,533	$228,434
Restricted cash (1)	3,772	1,300
Long-term restricted cash (1)	13,847	16,030
Total cash, cash equivalents and restricted cash	$165,152	$245,764

(1)	Restricted cash primarily associated with certain letters of credit to secure customer prepayments and other customer related obligations.
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
Pending Merger with Hewlett Packard Enterprise Company
On May 16, 2019, the Company entered into an agreement and plan of merger, (the “Merger Agreement”), with Hewlett Packard Enterprise Company, a Delaware corporation (“HPE”), and Canopy Merger Sub, Inc., a Washington corporation and a wholly owned subsidiary of HPE (“Merger Sub”).
Pursuant to the terms of the Merger Agreement, and subject to the conditions specified in the Merger Agreement, Merger Sub will merge with and into the Company, and the Company will become a wholly owned subsidiary of HPE (such transaction, the “Merger”). If the Merger is completed, the Company’s shareholders will be entitled to receive $35.00 in cash, without interest and less any withholding taxes required by applicable law, for each share of the Company’s common stock owned by them as of immediately prior to the effective time of the Merger, except with respect to Company shareholders who have properly demanded statutory dissenters’ rights with respect to the Merger.
The consummation of the Merger is subject to certain conditions, including (i) approval of the Merger Agreement by holders of not less than a majority of the outstanding shares of the Company’s common stock; (ii) the absence of any temporary restraining order, preliminary or permanent injunction, or any law or other judgment enacted, issued, promulgated, enforced or entered into by any governmental authority of competent jurisdiction that is then in effect and has the effect of making the Merger illegal or otherwise prevents or prohibits the consummation of the Merger; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), as well as all other required approvals, consents or clearances as may be required under the competition, merger control, antitrust or similar law of certain non-U.S. jurisdictions; (iv) the accuracy of the Company’s, HPE’s and Merger Sub’s respective representations and warranties, subject to specified materiality qualifications; (v) the absence of a Material Adverse Effect (as defined in the Merger Agreement); and (vi) other customary conditions. The consummation of the Merger is not subject to a financing condition and the Company expects HPE to finance the payment of the applicable consideration in the Merger with cash on hand, existing financing facilities and/or other debt financing.
The special meeting of the Company’s shareholders to vote on the approval of the Merger Agreement is scheduled to be held on August 27, 2019. The Company anticipates that the closing of the transactions contemplated by the Merger Agreement is expected to occur in the next 3 ½ to 6 ½ months, subject to the Company’s shareholders approving the Merger Agreement at the special meeting, all regulatory approvals being received and all other conditions set forth in the Merger Agreement being either satisfied or waived. On June 14, 2019, the Company and HPE filed their respective notification and report forms pursuant to the HSR Act with the Antitrust Division of the U.S. Department of Justice and the Federal Trade Commission. On July 15, 2019, HPE voluntarily withdrew its notification and report form for administrative reasons and refiled it on July 17, 2019. The Company expects that the waiting period under the HSR Act will, absent a second request, expire or be terminated on or before August 16, 2019. For additional information related to the Merger and the Merger Agreement, please refer to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2019 and the Definitive Proxy Statement on Schedule

14A filed with the Securities and Exchange Commission on June 25, 2019. Upon completion of the Merger, shares of the Company’s common stock will cease trading on The Nasdaq Global Select Market.

The Company recorded transaction-related costs of $7.6 million principally for legal and investment banker fees associated with the pending Merger, during the three months ended June 30, 2019. These costs are recorded in general and administrative expenses included in the condensed consolidated statement of operations for the three months ended June 30, 2019. Retention bonuses of approximately $17 million have also been granted to employees. Payment of these bonuses is contingent on completion of the transaction and continued service of the employees through the closing of the Merger. Additional transaction-related costs are expected to be incurred through the closing of the Merger.

The Company may be required to pay HPE a $46.0 million termination fee if the Merger Agreement is terminated in accordance with certain circumstances provided therein.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases: Topic 842 (ASU 2016-02), which replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use (“ROU”) assets and corresponding lease liabilities on the balance sheet. The new standard initially required application with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. In July 2018, this requirement was amended with the issuance of Accounting Standards Update No. 2018-11, Leases: Topic 842: Targeted Improvements (ASU 2018-11), which permits an additional (and optional) transition method to adopt the new leases standard.
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
The following table provides information about contract receivables, contract assets, and contract liabilities from contracts with customers (in thousands) and includes both short-term and long-term portions:

	June 30, 2019	December 31, 2018	Change
Contract receivables	$67,214	$78,634	$(11,420)
Contract assets	5,793	6,404	(611)
Contract liabilities	77,430	94,004	(16,574)

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
For the six month period ended June 30, 2019, the Company recognized $35.1 million in revenues from the contract liability balance at the beginning of the period.
The Company’s incremental direct costs of obtaining a contract come primarily from sales commissions, a portion of which are payable upon contract signing. These commissions are generally capitalized upon payment and expensed at the time of revenue recognition. These deferred commissions are included in prepaid expenses in the Condensed Consolidated Balance Sheet. As of June 30, 2019 and December 31, 2018, the Company had $4.2 million and $2.0 million, respectively, of deferred commissions. For the three and six months ended June 30, 2019, the Company recognized $0.8 million and $1.8 million, respectively, in commissions expense. For the three and six months ended June 30, 2018, the Company recognized $1.5 million and $2.6 million, respectively, in commissions expense.
The Company’s remaining performance obligations reflect the deliverables within contracts with customers that will have revenue recognized in a future period (this may also be referred to as backlog). Due to the nature of the Company’s business and the size of individual transactions, forecasting the timing and total amount of revenue recognition is subject to significant uncertainties. As of June 30, 2019, the Company has an aggregate of $639 million in remaining performance obligations stemming from a mixture of system contracts with their related service obligations and other service obligations. Included in this balance are $0.2 million in losses resulting from hedged foreign currency transactions, which offset the related increase in revenue from currency fluctuations. These losses will be reclassified from accumulated other comprehensive income to revenue in the period the related transactions are recognized as revenue. These obligations are anticipated to be recognized as revenue over approximately the next six years. The Company estimates that about 60% of these obligations are expected to be recognized as revenue in the next 18 months, with the remainder thereafter. The Company’s previously announced contract to build the Frontier exascale system for the Oak Ridge National Laboratory, which is valued in excess of $500 million, is not included in the amounts above as it is subject to a Go/No-Go provision and is therefore not considered a performance obligation.
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
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The following table presents information about the Company’s financial assets that have been measured at fair value as of June 30, 2019, and indicates the level within the fair value hierarchy of the valuation inputs utilized to determine such fair value (in thousands):

Description	Fair Value as of June 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Cash, cash equivalents and restricted cash	$165,152	$165,152	$—
Foreign currency exchange contracts (1)	2,400	—	2,400
Assets measured at fair value at June 30, 2019	$167,552	$165,152	$2,400
Liabilities:
Foreign currency exchange contracts (2)	111	$—	111
Liabilities measured at fair value at June 30, 2019	$111	$—	$111

(1)	Included in “Prepaid expenses and other current assets” and “Other non-current assets” on the Company’s Condensed Consolidated Balance Sheets.

(2)	Included in “Other accrued liabilities” and “Other non-current liabilities” on the Company’s Consolidated Balance Sheets.
Foreign Currency Derivatives
The Company may enter into foreign currency derivatives to hedge future cash receipts on certain sales transactions that are payable in foreign currencies.
As of June 30, 2019 and December 31, 2018, the Company had outstanding foreign currency exchange contracts that were designated and accounted for as cash flow hedges of anticipated future cash receipts on sales contracts payable in foreign currencies. The outstanding notional amounts were approximately (in millions):

	June 30, 2019	December 31, 2018
Canadian Dollars (CAD)	6.5	54.4
Japanese Yen (JPY)	711.5	—
Singapore Dollars (SGD)	1.8	—

The Company had hedged foreign currency exposure related to these designated cash flow hedges of approximately $12.9 million as of June 30, 2019 and $41.6 million as of December 31, 2018.

As of June 30, 2019 and December 31, 2018, the Company had outstanding foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment. The Company dedesignates cash flow hedges when the receivable related to the hedged cash flow is recorded. The outstanding notional amounts were approximately (in millions):

	June 30, 2019	December 31, 2018
British Pounds (GBP)	13.1	24.8
Canadian Dollars (CAD)	47.9	—
Korean Won (KRW)	—	4,446.5
Singapore Dollars (SGD)	—	2.0

The foreign currency exposure related to these contracts was approximately $55.8 million as of June 30, 2019 and $40.6 million as of December 31, 2018. Unrealized gains or losses related to these dedesignated contracts are recorded in other expense in the Condensed Consolidated Statements of Operations and are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
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
Fair values of derivative instruments designated as cash flow hedges (in thousands):

Balance Sheet Location	Fair Value as of June 30, 2019	Fair Value as of December 31, 2018
Prepaid expenses and other current assets	$—	$1,296
Other non-current assets	—	137
Other accrued liabilities	(62)	—
Other non-current liabilities	(6)	—
Total fair value of derivative instruments designated as cash flow hedges	$(68)	$1,433
Fair values of derivative instruments not designated as cash flow hedges (in thousands):

Balance Sheet Location	Fair Value as of June 30, 2019	Fair Value as of December 31, 2018
Prepaid expenses and other current assets	$1,941	$1,894
Other non-current assets	459	1,242
Accrued and other liabilities	(43)	(63)
Total fair value of derivative instruments not designated as cash flow hedges	$2,357	$3,073

The following table shows the impact on product revenue of foreign currency exchange contracts that were designated as cash flow hedges (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total amounts of product revenue presented in the condensed consolidated statement of operations in which the effects of cash flow hedges are recorded	$29,924	$83,379	$64,082	127,833
Amount of gain (loss) recognized in other comprehensive income included in the assessment of effectiveness	(171)	2,939	(1,020)	2,183
Amount of loss reclassified from accumulated other comprehensive income to product revenue	(143)	(633)	(143)	(1,109)
Amount excluded from effectiveness testing recognized as an increase in product revenue based on changes in fair value	63	—	119	—
Amount excluded from effectiveness testing recognized in earnings based on an amortization approach	6	—	6	—

The following table shows the impact on other expense of losses on foreign currency exchange contracts that were not designated as cash flow hedges. These amounts increased other income for all periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Other income, net	$442	$3,501	$16	$1,590

Note 4— Accumulated Other Comprehensive Income
The following table shows the impact on product revenue of reclassification adjustments from accumulated other comprehensive income resulting from hedged foreign currency transactions recorded by the Company for the three and six months ended June 30, 2019 and 2018 (in thousands). The reclassification adjustments decreased product revenue for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Gross of tax reclassifications	$(143)	$(633)	$(143)	$(1,109)
Net of tax reclassifications	$(143)	$(633)	$(143)	$(1,109)

The following tables show the changes in accumulated other comprehensive income by component for the three and six months ended June 30, 2019 and 2018 (in thousands):

Three Months Ended June 30, 2019
	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$1,024	$1,331	$2,355
Current-period change, net of tax	(52)	(769)	(821)
Ending balance	$972	$562	$1,534

Income tax expense (benefit) associated with current-period change	$—	$—	$—

Three Months Ended June 30, 2018
	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(9)	$1,637	$(1,445)	183
Current-period change, net of tax	9	(1,185)	2,939	1,763
Ending balance	$—	$452	$1,494	$1,946

Income tax expense (benefit) associated with current-period change	$—	$—	$—	$—

Six Months Ended June 30, 2019
	Foreign Currency Translation Adjustments	Unrealized Gain on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$606	$2,602	$3,208
Current-period change, net of tax	156	(1,618)	(1,462)
Reclassification of stranded tax effects resulting from adoption of ASU 2018-02	210	(422)	(212)
Ending balance	$972	$562	$1,534

Income tax expense (benefit) associated with current-period change	$—	$—	$—

Six Months Ended June 30, 2018
	Unrealized Loss on Investments	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Cash Flow Hedges	Accumulated Other Comprehensive Income
Beginning balance	$(7)	$1,611	$(689)	$915
Current-period change, net of tax	7	(1,159)	2,183	1,031
Ending balance	$—	$452	$1,494	$1,946

Income tax expense (benefit) associated with current-period change	$—	$—	$—	$—

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
For the three and six months ended June 30, 2019 and 2018, outstanding stock options, unvested restricted stock and unvested restricted stock units were antidilutive because of the net losses and, as such, their effect has not been included in the calculation of diluted EPS. For the three and six months ended June 30, 2019, potential gross common shares of 3.1 million, were antidilutive and not included in computing diluted EPS. For the three and six months ended June 30, 2018, potential gross common shares of and 3.0 million, were antidilutive and not included in computing diluted EPS. An additional 0.5 million performance vesting restricted stock and performance vesting restricted stock units were excluded from the computation of potential common shares for each of the three and six months ended June 30, 2019 and 2018, because the conditions for vesting had not been met as of the balance sheet date.

Note 6— Accounts and Other Receivables, Net
Net accounts and other receivables consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Trade accounts receivable	$49,285	$63,414
Current contract assets	4,003	4,391
Advance billings	2,924	1,832
Short-term investment in sales-type lease	12,607	12,462
Other receivables	7,699	6,708
	76,518	88,807
Allowance for doubtful accounts	(17)	(988)
Accounts and other receivables, net	$76,501	$87,819

Contract assets represent amounts where the Company has recognized revenue in advance of the contractual billing terms. Advance billings represent billings made based on contractual terms for which revenue has not been recognized.
As of June 30, 2019 and December 31, 2018, accounts receivable included $12.0 million and $25.6 million, respectively, that resulted from sales to the U.S. government and system acquisitions primarily funded by the U.S. government (“U.S. Government”). Of these amounts, $2.4 million and $1.5 million were unbilled and included in contract assets as of June 30, 2019 and December 31, 2018, respectively, based upon contractual billing arrangements with these customers. As of June 30, 2019, two non-U.S. Government customer accounted for 35% of total accounts and other receivables. As of December 31, 2018, two non-U.S. Government customers accounted for 28% of total accounts and other receivables.

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
Operating lease cost for the three and six months ended June 30, 2019 was $1.9 million and $3.7 million, respectively.
The Company has elected the practical expedient for short-term leases. Operating lease cost for the Company’s short-term leases for the three and six months ended June 30, 2019 was immaterial.
Supplemental cash flow information related to operating leases for the three and six months ended June 30, 2019 was as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Cash paid for amounts included in the measurement of operating lease liabilities:	$2,081	$4,119
Operating right-of-use assets obtained in exchange for lease obligations:	$116	$465

Supplemental balance sheet information related to operating leases as of June 30, 2019 was as follows (in thousands, except lease term and discount rate):

June 30, 2019
Operating lease right-of-use assets	$32,656

Current portion of operating lease liabilities, included in accrued and other liabilities	$4,664
Long-term operating lease liabilities	39,845
Total operating lease liabilities	$44,509

Weighted average remaining lease term (in years):	8.72
Weighted average discount rate (1):	6.76%

(1)	Where the Company could not determine the rate inherent in the lease, its incremental borrowing rate was calculated using LIBOR plus a spread for similar companies.
As of June 30, 2019, maturities of operating lease liabilities were as follows (in thousands):

2019 (less than 1 year)	$4,143
2020	8,184
2021	7,979
2022	7,628
2023	6,731
Thereafter	30,046
Total lease payments	64,711
Less: interest	(20,202)
Present value of lease liabilities	$44,509

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
Interest income for the sales-type lease for the three and six months ended June 30, 2019 was $0.1 million and $0.3 million, respectively.
The following table shows the components of the net investment in the sales-type lease as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Total minimum lease payments to be received	$18,169	$25,543
Less: executory costs	(2,123)	(2,985)
Net minimum lease payments receivable	16,046	22,558
Less: unearned income	(242)	(510)
Net investment in sales-type lease	15,804	22,048
Less: long-term investment in sales-type lease included in other non-current assets	(3,197)	(9,586)
Investment in sales-type lease included in accounts and other receivables	$12,607	$12,462

As of June 30, 2019, minimum lease payments related to our sales-type lease for each of the succeeding two fiscal years are as follows (in thousands):

2019 (less than 1 year)	$7,274
2020	10,895
Total minimum lease payments to be received	$18,169

Note 8— Inventory
Inventory consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Components and subassemblies	$34,165	$42,390
Work in process	12,294	17,429
Finished goods	41,576	20,541
Total	$88,035	$80,360

Finished goods inventory of $41.6 million and $16.0 million was located at customer sites pending acceptance as of June 30, 2019 and December 31, 2018, respectively. At June 30, 2019, the U.S. Government accounted for $12.7 million of finished goods inventory and one non-U.S. Government customer accounted for $27.0 million of finished goods inventory. At December 31, 2018, the U.S. Government accounted for $13.9 million of finished goods inventory.
The Company wrote off $0.6 million and $3.8 million of excess and obsolete inventory during the three and six months ended June 30, 2019. The Company did not write off any inventory during the three and six months ended June 30, 2018.

Note 9— Customer Contract Liabilities
Liabilities from contracts with customers consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Contract liability - product	$5,916	$5,667
Contract liability - service	71,514	88,337
Total contract liabilities	77,430	94,004
Less: long-term contract liabilities	(23,077)	(32,021)
Current contract liabilities	$54,353	$61,983

As of June 30, 2019 and December 31, 2018, the U.S. Government accounted for $22.3 million and $29.8 million, respectively, of total customer contract liabilities. As of June 30, 2019 and December 31, 2018, no non-U.S. government customers accounted for more than 10% of total customer contract liabilities.
Note 10— Contingencies
The Company is subject to patent lawsuits brought by Raytheon Company (“Raytheon”). A first suit was brought by Raytheon on September 25, 2015 in the Eastern District of Texas (Civil Action No. 2:15-cv-1554) asserting infringement of four patents owned by Raytheon (“First Action”). Two of the originally asserted patents relate to computer hardware alleged to be encompassed by Cray’s current and past products (the “Hardware Patents”), and the two remaining asserted patents relate to features alleged to be performed by certain third-party software that Cray optionally includes as part of its product offerings (the “Software Patents”).  A second suit was brought by Raytheon on April 22, 2016 in the Eastern District of Texas (Civil Action No. 2:16-cv-423) asserting infringement of five patents owned by Raytheon (“Second Action”. In the Second Action, all five asserted patents relate to features alleged to be performed by certain third-party software that Cray optionally includes as part of its product offerings. On September 21, 2017, the United States Court of Appeals for the Federal Circuit granted Cray’s petition for writ of mandamus and overturned the trial court’s determination that venue in the First Action was proper in the Eastern District of Texas. Accordingly on April 5, 2018, the trial court ordered that the First Action should be transferred to the Western District of Wisconsin, as had been requested by Cray, which was effective on April 30, 2018 (Civil Action No. 3:18-cv-00318-wmc). After transfer, Raytheon indicated its desire to withdraw its claims for infringement of the Hardware Patents. The Wisconsin court, upon joint motion of the parties, dismissed with prejudice the counts related to the Hardware Patents, and Raytheon has served on the Company and filed with the court covenants not to sue for infringement of the Hardware Patents. The Texas court, upon joint motion of the parties, transferred the Second Action to the Northern District of California (Civil Action No. 3:18-cv-03388-RS). Per joint motion of the parties, the California court has stayed the Second Action pending resolution of the First Action. In the First Action, the Wisconsin court held a summary judgment hearing on January 10, 2019. Respecting Cray’s contentions that Raytheon’s claims of infringement of the Software Patents fail as a matter of law, on April 15, 2019, the Wisconsin court, by opinion and order, granted Cray’s motion for summary judgment and directed judgment in favor of Cray regarding Raytheon’s claims of infringement of the Software Patents.  On May 15, 2019, Cray filed a motion seeking attorneys fees under 35 U.S.C. § 285 which provides that the Court in “exceptional cases may award reasonable attorney fees to the prevailing party.” That motion is currently pending. On May 24, 2019, Raytheon filed a notice of appeal with the Court of Appeals for the Federal Circuit of the Wisconsin court’s April 15, 2019 order granting Cray’s motion for summary judgment that the Software Patents were not infringed. No decision on the appeal is expected until 2020. The Company will continue to vigorously defend these actions including the appeal of the favorable decision by the Wisconsin court in the First Action. The probable outcome of the described litigation cannot be determined, nor can the Company estimate a range of potential loss (or gain from a potential recovery of attorney’s fees). Based on its review of the matters to date, the Company notes that its defenses have to date prevailed in the First  Action, and the Company believes that it has valid defenses in the Second  Action. As a result, the Company considers the likelihood of a material loss related to these matters to be remote.
The Company is also subject to putative shareholder class action lawsuits in connection with the Merger Agreement.
On June 19, 2019, a putative shareholder class action complaint was filed in the Superior Court of the State of Washington for King County against Cray and the individual members of Cray’s Board of Directors, captioned Keith v. Cray Inc., et al., Case No. 19-2-16273-2 SEA (the “Keith Complaint”), asserting that the Board of Directors breached its fiduciary duties in connection with the proposed transaction with HPE by, among other things, allegedly conducting a flawed and conflicted sales process and by causing to be disseminated a materially incomplete and misleading proxy statement. On June 24, 2019, a similar putative shareholder class action complaint was filed in the Superior Court of the State of Washington for Snohomish County against Cray and the individual members of Cray’s Board of Directors, captioned Delman v. Ungaro, et al., Case No. 19-2-05756-31 (the “Delman Complaint”). On July 10, 2019, another similar putative shareholder class action complaint was filed in the Superior Court of the State of Washington for King County against Cray and the individual members of Cray’s Board of Directors, captioned Rapacki v. Cray, et al., Case No. 19-2-18093-5 SEA (the “Rapacki Complaint” and together with the Keith Complaint and the Delman Complaint, the “State Court Actions”).
On June 20, 2019, a putative shareholder class action complaint was filed in the United States District Court, District of Delaware, against Cray, the individual members of Cray’s Board of Directors, HPE and Merger Sub, captioned Davie v. Cray Inc. et al., Case No. 1:19-cv-01148-UNA (the “Davie Complaint”). On June 21, 2019, another putative shareholder class action complaint was filed in the same court against Cray, the individual members of Cray’s Board of Directors, HPE and Merger Sub, captioned Kent v. Cray Inc. et al., Case No. 1:19-cv-01157-UNA (the “Kent Complaint”), and on June 24, 2019, an individual action was filed in the same court against the same defendants, captioned Stein v. Cray Inc. et al., Case No. 1:19-cv-01188-UNA (the “Stein Complaint” and together with the Davie Complaint and Kent Complaint, the “Delaware Complaints”). On July 2, 2019, a putative shareholder class action complaint was filed in the United States District Court for the Western District of Washington against Cray and the individual members of Cray’s Board of Directors, captioned Epstein v. Cray Inc., et al., Case No. [2:19-cv-01026] (the “Epstein Complaint” and together with the Delaware Complaints, the “Federal Court Actions”). The Federal Court Actions each assert that defendants violated Sections 14(a) and 20(a) of the Exchange Act by making untrue statements of material fact and omitting certain material facts related to the contemplated merger in the proxy statement.
The State Court Actions and the Federal Court Actions seek, among other things, an order enjoining defendants from consummating the Merger, money damages and an award of attorneys’ and experts’ fees. The probable outcome of the State Court Actions and the Federal Court Actions cannot be determined, nor can the Company estimate a range of potential loss. The Company believes that the lawsuits are without merit and intends to vigorously defend those actions. As a result, the Company considers the likelihood of a material loss related to these matters to be remote.

Note 11— Share-Based Compensation
The Company accounts for its share-based compensation based on an estimate of fair value of the grant on the date of grant.
In determining the fair value of stock options, the Company uses the Black-Scholes option pricing model. The following key weighted average assumptions were employed in the calculation for the six month period ended June 30, 2019 and the three and six month periods ended June 30, 2018. There were no stock option grants during the three month period ended June 30, 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2019	2018
Risk-free interest rate	2.85%	2.47%	2.85%
Expected dividend yield	—%	—%	—%
Volatility	48.93%	48.04%	48.93%
Expected life	4.0 years	4.0 years	4.0 years
Weighted average Black-Scholes value of options granted	$11.13	$9.05	$11.13

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on the assumption that options will be exercised, on average, about two years after vesting occurs. The Company recognizes compensation expense for only the portion of options that are expected to vest. Therefore, management applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. The estimated forfeiture rate applied to the Company’s stock option grants during the three and six months ended June 30, 2019 and 2018 was 8.0%. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the vesting period or requisite service period of the option. The Company typically issues stock options with a four year vesting period (the requisite service period) and amortizes the fair value of stock options (stock compensation cost) ratably over the requisite service period.
A summary of the Company’s year-to-date stock option activity and related information follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2018	1,877,602	$18.81
Grants	20,000	$22.62
Exercises	(260,232)	$6.03
Canceled and forfeited	(5,006)	$14.61
Outstanding at June 30, 2019	1,632,364	$20.90	5.5
Exercisable at June 30, 2019	1,326,280	$20.29	4.9
Available for grant at June 30, 2019 (1)	2,958,018

(1)
Using the plan’s fungible ratio of 1.55:1 for full-value awards, 1,908,399 shares were available for restricted stock awards, stock bonus awards, restricted stock units, performance shares or performance units.

As of June 30, 2019, there was $22.9 million of aggregate intrinsic value of outstanding stock options, including $19.5 million of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2019 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. During the three and six months ended June 30, 2019, stock options covering 65,332 and 260,232 shares of common stock, respectively, with a total intrinsic value of $1.1 million and $4.7 million, respectively, were exercised. During the three and six months ended June 30, 2018, stock options covering 20,699 and 192,814 shares of common stock, respectively, with a total intrinsic value of $0.3 million and $2.7 million, respectively, were exercised.

The fair value of unvested restricted stock and unvested restricted stock units is based on the market price of a share of the Company’s common stock on the date of grant and is amortized over the vesting period.
A summary of the Company’s unvested restricted stock grants and changes during the six months ended June 30, 2019 is as follows:

	Service Vesting Restricted Shares
	Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	34,269	$27.64
Granted	32,208	$34.69
Forfeited	—	$—
Vested	(34,269)	$27.64
Outstanding at June 30, 2019	32,208	$34.69

The estimated forfeiture rate applied to the Company’s restricted stock grants during the three and six months ended June 30, 2019 and 2018, was 8.0%. The aggregate fair value of restricted stock vested during the three and six months ended June 30, 2019, was $0.9 million and $0.9 million, respectively. The aggregate fair value of restricted stock vested during the three and six months ended June 30, 2018, was $1.9 million and $2.0 million, respectively.
A summary of the Company’s unvested restricted stock unit grants and changes during the six months ended June 30, 2019 is as follows:

	Service Vesting Restricted Stock Units		Performance Vesting Restricted Stock Units		Total Restricted Stock Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1,166,308	$23.07	482,485	$30.13	1,648,793	$25.14
Granted	544,700	$26.28	—	$—	544,700	$26.28
Forfeited	(28,039)	$22.21	—	$—	(28,039)	$22.21
Vested	(242,050)	$23.84	—	$—	(242,050)	$23.84
Outstanding at June 30, 2019	1,440,919	$24.17	482,485	$30.13	1,923,404	$25.66

The estimated forfeiture rate applied to the Company’s service vesting restricted stock unit grants during the three and six months ended June 30, 2019 and 2018, was 8.0%. The aggregate fair value of restricted stock units vested during the three and six months ended June 30, 2019, was $5.4 million and $5.8 million, respectively. The aggregate fair value of restricted stock units vested during the three and six months ended June 30, 2018, was $4.7 million and $5.1 million, respectively. Restricted stock units are not outstanding shares and do not have any voting or dividend rights. At the time of vesting, a share of common stock representing each restricted stock unit vested will be issued by the Company. The performance vesting restricted stock units are subject to performance measures that are currently not considered “probable” of attainment and as such, no compensation cost has been recorded for these units. The period for which the performance measures of the performance vesting restricted stock units can be satisfied ends at the end of 2019. Under certain conditions, the performance vesting restricted shares vest upon a change in control. Based on the size of the Company’s merger with HPE, approximately 241 thousand performance vesting restricted stock units will ultimately vest, the majority of which require a one year service period by the holders subsequent to the close of our merger with HPE.
Including performance-based equity awards, the Company had $41.5 million of total unrecognized compensation cost related to unvested stock options, unvested restricted stock and unvested restricted stock units as of June 30, 2019. Excluding the $14.5 million of unrecognized compensation cost related to unvested restricted stock units that are subject to performance measures that are currently not considered “probable” of attainment, unrecognized compensation cost is $27.0 million. No compensation expense is recognized for unvested restricted stock units subject to performance measures that are not considered “probable” of attainment. Unrecognized compensation cost related to unvested stock options and unvested non-performance-based restricted stock is expected to be recognized over a weighted average period of 3.1 years.

The following table sets forth the gross share-based compensation cost resulting from stock options, unvested restricted stock and unvested restricted stock units that were recorded in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of product revenue	$139	$110	$264	$216
Cost of service revenue	115	103	223	200
Research and development, net	1,354	1,101	2,523	1,961
Sales and marketing	1,044	744	1,833	1,478
General and administrative	1,449	1,134	2,924	2,279
Total	$4,101	$3,192	$7,767	$6,134

Note 12— Taxes
The Company’s effective tax rates for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Effective tax rates	(0.1)%	3%	(0.2)%	(0.3)%

The difference between the expected statutory tax rate of 21% and the actual tax rates for the three and six months ended June 30, 2019 and 2018, was attributable to the Company’s decision to continue to provide a full valuation allowance against its U.S. federal deferred tax assets offset, in part, by foreign taxes.
As of June 30, 2019, the Company continued to provide a full valuation allowance against its U.S. federal deferred tax assets and against the majority of its deferred tax assets arising in state and foreign jurisdictions as the realization of such assets is not considered to be more likely than not at this time. The Company’s conclusion about the realizability of its deferred tax assets, and therefore the appropriateness of the valuation allowance, is reviewed quarterly and could change in future periods depending on the Company’s future assessment of all available evidence in support of the likelihood of realization of its deferred tax assets. If the Company’s conclusion about the realizability of its deferred tax assets and therefore the appropriateness of its valuation allowance changes in a future period, it could record a substantial tax benefit in its Condensed Consolidated Statements of Operations when that occurs.

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

Engineering Services and Other
Engineering Services and Other includes analytics and artificial intelligence-driven systems as well as Custom Engineering.
The following data presents the Company's operating segment revenues disaggregated by primary geographic market, which is determined based on a customer's geographic location (in thousands). Regions represent Europe, the Middle East, and Africa (“EMEA”); Asia-Pacific and Japan; and the United States, Canada, and Latin America (“Americas”). Revenues were reduced by $0.1 million for the three and six months ended June 30, 2019 and $0.6 million and $1.1 million for the three and six months ended June 30, 2018 related to hedging gains and losses which do not represent revenues recognized from contracts with customers.

	Americas	EMEA	Asia Pacific & Japan	Total
Three Months Ended June 30, 2019
Supercomputing	$36,860	$9,082	$4,890	$50,832
Storage and Data Management	6,288	2,613	1,764	10,665
Maintenance and Support	22,376	7,388	6,433	36,197
Engineering Services and Other	4,433	71	2,698	7,202
Elimination of inter-segment revenue	(22,376)	(7,388)	(6,433)	(36,197)
Total revenue	$47,581	$11,766	$9,352	$68,699

	Americas	EMEA	Asia Pacific & Japan	Total
Three Months Ended June 30, 2018
Supercomputing	$44,318	$14,148	$43,305	$101,771
Storage and Data Management	6,876	3,268	2,817	12,961
Maintenance and Support	21,117	7,752	5,425	34,294
Engineering Services and Other	5,189	58	224	5,471
Elimination of inter-segment revenue	(21,117)	(7,752)	(5,425)	(34,294)
Total revenue	$56,383	$17,474	$46,346	$120,203

	Americas	EMEA	Asia Pacific & Japan	Total
Six Months Ended June 30, 2019
Supercomputing	$72,542	$14,064	$14,533	$101,139
Storage and Data Management	19,346	4,753	3,652	27,751
Maintenance and Support	43,730	14,448	13,346	71,524
Engineering Services and Other	8,047	352	2,956	11,355
Elimination of inter-segment revenue	(43,730)	(14,448)	(13,346)	(71,524)
Total revenue	$99,935	$19,169	$21,141	$140,245

	Americas	EMEA	Asia Pacific & Japan	Total
Six Months Ended June 30, 2018
Supercomputing	$64,927	$22,806	$69,904	$157,637
Storage and Data Management	14,914	7,444	11,356	33,714
Maintenance and Support	41,663	15,241	10,224	67,128
Engineering Services and Other	7,910	118	418	8,446
Elimination of inter-segment revenue	(41,663)	(15,241)	(10,224)	(67,128)
Total revenue	$87,751	$30,368	$81,678	$199,797

The following table presents gross profit for the Company’s operating segments for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross Profit:
Supercomputing	$16,010	$29,051	$32,555	$47,172
Storage and Data Management	4,324	5,316	11,503	12,349
Maintenance and Support	15,910	17,871	32,583	32,946
Engineering Services and Other	3,613	3,440	5,913	5,238
Elimination of inter-segment gross profit	(15,910)	(17,871)	(32,583)	(32,946)
Total gross profit	$23,947	$37,807	$49,971	$64,759

Revenue and cost of revenue is the only discrete financial information the Company prepares for its segments. Other financial results or assets are not separated by segment.
Sales to the U.S. Government totaled approximately $25.6 million and $61.6 million for the three and six months ended June 30, 2019, respectively, compared to approximately $42.5 million and $61.4 million for the three and six months ended June 30, 2018, respectively. For the six months ended June 30, 2019, one non-U.S. Government customer accounted for 14% of total revenue. For the six months ended June 30, 2018, one non-U.S. Government customer, which was located in Japan, accounted for 17% of total revenue. For the six months ended June 30, 2018, total revenue in Japan accounted for 26% of total revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Preliminary Note Regarding Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or if they prove incorrect, could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to them. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plans,” “anticipates,” “believes,” “continue,” “estimates,” “projects,” “predicts”, “likely”, “forecast” and “potential” and similar expressions, but the absence of these words does not mean that a statement is not forward-looking. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, and examples of forward-looking statements include statements regarding our proposed Merger with HPE, including the timing, likelihood and expected benefits of the Merger; the ability of the parties to consummate the Merger, including the receipt of shareholder approval or the regulatory approvals required for the Merger; any projections of earnings, revenue or other results of operations or financial results; any statements of the plans, strategies, objectives and beliefs of our management; any statements concerning proposed new products, technologies or services such as our next generation “Shasta” system; any statements regarding potential new markets or applications for our products or our ability to sell into any market or to any customer; any statements regarding the timing of recognizing revenue for sales of our products or service; any statements regarding the effects of the acquisition of Seagate’s ClusterStor line of business; any statements regarding technological developments or trends; any statements regarding future research and development or co-funding for such efforts; any statements regarding future market and economic conditions; any statements regarding the expected vesting of our performance-based equity awards; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are subject to the safe harbor created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us and described in Item 1A. Risk Factors in Part II and other sections of this report and our other filings with the U.S. Securities and Exchange Commission, or SEC. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We assume no obligation to update these forward-looking statements, whether as a result of new information, future events, or otherwise, except as otherwise required by law.

Recent Development - Pending Merger with Hewlett Packard Enterprise Company

On May 16, 2019, we entered into an agreement and plan of merger, or the Merger Agreement, with Hewlett Packard Enterprise Company, a Delaware corporation, or HPE, and Canopy Merger Sub, Inc., a Washington corporation and a wholly owned subsidiary of HPE, or Merger Sub.
Pursuant to the terms of the Merger Agreement, and subject to the conditions specified in the Merger Agreement, Merger Sub will merge with and into Cray, and we will become a wholly-owned subsidiary of HPE. We refer to this transaction as the Merger. If the Merger is completed, our shareholders will be entitled to receive $35.00 in cash, without interest and less any withholding taxes required by applicable law, for each share of our common stock owned by them as of immediately prior to the effective time of the Merger, except with respect to Company shareholders who have properly demanded statutory dissenters’ rights with respect to the Merger.
The consummation of the Merger is subject to certain conditions, including (i) approval of the Merger Agreement by holders of not less than a majority of the outstanding shares of our common stock; (ii) the absence of any temporary restraining order, preliminary or permanent injunction, or any law or other judgment enacted, issued, promulgated, enforced or entered into by any governmental authority of competent jurisdiction that is then in effect and has the effect of making the Merger illegal or otherwise prevents or prohibits the consummation of the Merger; (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HRS Act, as well as all other required approvals, consents or clearances as may be required under the competition, merger control, antitrust or similar law of certain non-U.S. jurisdictions; (iv) the accuracy of our, HPE’s and Merger Sub’s respective representations and warranties, subject to specified materiality qualifications; (v) the absence of a Material Adverse Effect (as defined in the Merger Agreement); and (vi) other customary conditions. The consummation of the Merger is not subject to a financing condition and we expect HPE to finance the payment of the applicable consideration in the Merger with cash on hand, existing financing facilities and/or other debt financing.
The special meeting of our shareholders to vote on the approval of the Merger Agreement is scheduled to be held on August 27, 2019. We anticipate the closing of the transactions contemplated by the Merger Agreement is expected to occur in the next 3 ½ to 6 ½ months, subject to our shareholders approving the Merger Agreement at the special meeting, all regulatory approvals being received and all other conditions set forth in the Merger Agreement being either satisfied or waived. On June 14, 2019, the Company and HPE filed their respective notification and report forms pursuant to the HSR Act with the Antitrust Division of the

U.S. Department of Justice and the Federal Trade Commission. On July 15, 2019, HPE voluntarily withdrew its notification and report form for administrative reasons and refiled it on July 17, 2019. The Company expects that the waiting period under the HSR Act will, absent a second request, expire or be terminated on or before August 16, 2019. For additional information related to the Merger and the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on May 16, 2019 and the Definitive Proxy Statement on Schedule 14A filed with the SEC on June 25, 2019. Upon completion of the Merger, shares of our common stock will cease trading on The Nasdaq Global Select Market.
We recorded transaction-related costs of $7.6 million, principally for legal and investment banker fees associated with the pending Merger, during the three months ended June 30, 2019. These costs are recorded in general and administrative expenses included in the condensed consolidated statement of operations for the three months ended June 30, 2019. Retention bonuses of approximately $17 million have also been granted to employees. Payment of these bonuses is contingent on completion of the transaction and continued service of the employees through the closing of the Merger. Additional transaction-related costs are expected to be incurred through the closing of the Merger.

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
Summary of First Six Months of 2019 Results
Total revenue decreased by $59.6 million for the first six months of 2019 compared to the first six months of 2018, from $199.8 million to $140.2 million, due to lower product revenue. Product revenue was $63.8 million lower in the first six months of 2019 compared to the first six months of 2018, primarily driven by fewer high-dollar value product acceptances in the first half of 2019 as compared to the first half of 2018.
Net loss for the first six months of 2019 was $72.0 million compared to net loss of $36.0 million for the same period in 2018. The increase in net loss was primarily driven by lower product revenue, transaction costs of $7.6 million related to the Merger, and an increase in research and development costs of $13.7 million.
Net cash used in operating activities was $71.2 million for the first six months of 2019 compared to $0.2 million for the first six months of 2018. Net cash used in operating activities for the first six months of 2019 was primarily driven by our net loss, adjusted for non-cash expenses, of $56.0 million, and a $16.4 million decrease in customer contract liabilities as the associated revenue was recognized. These amounts were partially offset by a decrease in accounts receivable of $11.4 million due to payments from customers.
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
Several of these trends have recently impacted the growth rate, competitive intensity, and the related improvements in price-performance of products in the industry and has contributed to the expansion and acceptance of loosely-coupled cluster systems using processors manufactured by Intel, AMD and others combined with commercially available, commodity networking and other components, particularly in the middle and lower portions of the supercomputing market. These systems may offer higher theoretical peak performance for equivalent cost, and “price/peak performance” is sometimes the dominant factor in HPC procurements. This has increased the breadth of competition. Vendors of such systems often put pricing pressure on us, resulting in lower margins in competitive procurements.
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
In storage, we are developing and delivering high value products for the high performance parallel storage market. Our 2017 transaction with Seagate, which included acquiring the Seagate ClusterStor team and products from Seagate, enhances our capabilities in storage and data management. Our storage products are primarily positioned to enable tight integration of storage with computing solutions and/or utilize parallel file processing technologies and facilitate storage across multiple data tiers. We support open source parallel file systems and protocols such as Lustre.
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
Key Performance Indicators
Our management monitors and analyzes several key performance indicators in order to manage our business and evaluate our financial and operating performance, including:
Revenue.    Product revenue generally constitutes the major portion of our revenue in any reporting period and, for the reasons discussed in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2018, is subject to significant variability from period to period and is very difficult to forecast. In the short term, we closely review the status of customer proposals, customer contracts, product shipments, installations and acceptances in order to forecast revenue and cash receipts. In the longer-term, we monitor the status of the pipeline of product sales opportunities and product development cycles. We believe product revenue growth measured over several quarters is a better indicator of whether we are achieving our objective of growth and increased market share in the supercomputing market. The Cray XC and Cray CS products, along with our longer-term product roadmap are efforts to increase product revenue. We have increased our business and product development efforts in big data analytics, AI and storage and data management. Service revenue related to our maintenance offerings is subject to less variations in the short term and may assist, in part, to offset the impact that the variability in product revenue has on total revenue.
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
Operating expenses.    Our operating expenses are driven primarily by headcount that drive compensation expense, including variable incentive compensation and contracted third-party research and development services. As part of our ongoing expense management efforts, we continue to monitor headcount levels in specific geographic and operational areas.
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

Results of Operations
Our revenue, results of operations and cash balances fluctuate significantly from period-to-period. These fluctuations are due to such factors as the strength or weakness of the HPC market, high average sales prices and limited number of sales of our products with variable gross margin levels, win rates on larger opportunities, the timing of purchase orders and product deliveries, the availability of components, the revenue recognition accounting policy of generally not recognizing product revenue until customer acceptance and other contractual provisions have been fulfilled, the timing of payments for product sales, maintenance services, government research and development funding, the impact of the timing of new products on customer orders, and purchases of inventory during periods of inventory build-up. As a result of these factors, revenue, gross margin, expenses, cash, receivables, inventory and other related financial statement items have in the past varied, and are expected to continue to vary, significantly from quarter-to-quarter and year-to-year.

Revenue and Gross Profit Margins
Our revenue, cost of revenue and gross profit margin for the three and six months ended June 30, 2019 and 2018, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product revenue	$29,924	$83,379	$64,082	$127,833
Less: Cost of product revenue	23,424	65,274	49,526	99,319
Product gross profit	$6,500	$18,105	$14,556	$28,514
Product gross profit margin	22%	22%	23%	22%
Service revenue	$38,775	$36,824	$76,163	$71,964
Less: Cost of service revenue	21,328	17,122	40,748	35,719
Service gross profit	$17,447	$19,702	$35,415	$36,245
Service gross profit margin	45%	54%	46%	50%
Total revenue	$68,699	$120,203	$140,245	$199,797
Less: Total cost of revenue	44,752	82,396	90,274	135,038
Total gross profit	$23,947	$37,807	$49,971	$64,759
Total gross profit margin	35%	31%	36%	32%
Product Revenue
Product revenue for the three and six months ended June 30, 2019 and 2018 was primarily from sales of our Cray XC and Cray CS supercomputing systems, and ClusterStor storage systems. Product revenue was $53.5 million lower for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. Product revenue was $63.8 million lower for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The lower product revenue for the three and six month periods ended June 30, 2019 was primarily driven by fewer high-dollar value product acceptances during the same periods in 2018.
Service Revenue
Service revenue was $2.0 million higher for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, and was $4.2 million higher for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, both primarily driven by higher maintenance revenue, as well as non-recurring engineering and Center of Excellence work for the Oak Ridge National Laboratory in connection with the future delivery of the Frontier exascale system.
Cost of Product Revenue and Product Gross Profit
Cost of product revenue decreased by $41.9 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and decreased by $49.8 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018, both due mainly to lower product revenue. For the three months ended June 30, 2019, despite a write down for excess and obsolete inventory of $0.6 million, product gross profit margin was unchanged from the same period in 2018. For the six months ended June 30, 2019, despite a write down for excess and obsolete inventory of $3.8 million in the six months ended June 30, 2019, product gross profit margin increased 1 percentage point to 23% from 22% in the same period in 2018.
Cost of Service Revenue and Service Gross Profit
For the three months ended June 30, 2019, cost of service revenue increased by $4.2 million compared to the same period in 2018 and for the six months ended June 30, 2019, cost of service revenue increased by $5.0 million compared to the same period in 2018, both due mainly to increased incentive compensation costs and higher costs for nonrecurring engineering and Center of Excellence work for the Oak Ridge National Laboratory in connection with the future delivery of the Frontier exascale system. Service gross profit margin for the three months ended June 30, 2019 decreased 9 percentage points to 45% compared to 54% in the same period in 2018. Service gross profit margin for the six months ended June 30, 2019 decreased 4 percentage point to 46% compared to 50% in the same period in 2018. The decrease in gross profit margin for the three and six month periods ended June 30, 2019 was attributable to the higher incentive compensation as well as services performed for the Oak Ridge National Laboratory mentioned above, which carries lower margins than our typical services.

Research and Development Expenses
Research and development expenses for the three and six months ended June 30, 2019 and 2018, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gross research and development expenses	$41,894	$36,244	$79,643	$74,280
Less: Amounts included in cost of revenue	(1,051)	(708)	(1,826)	(1,555)
Less: Reimbursed research and development (excludes amounts in cost of revenue)	(3,672)	(6,154)	(4,860)	(13,451)
Net research and development expenses	$37,171	$29,382	$72,957	$59,274
Percentage of total revenue	54%	24%	52%	30%
Gross research and development expenses in the table above reflect all research and development expenditures. Research and development expenses include personnel expenses, depreciation, allocations for certain overhead expenses, software, prototype materials and third-party contract engineering expenses.
For the three months ended June 30, 2019, gross research and development expenses increased by $5.7 million compared to the same period in 2018. For the six months ended June 30, 2019, gross research and development expenses increased by $5.4 million compared to the same period in 2018. The increase for the three and six month periods ended June 30, 2019 were mainly due to higher incentive compensation expense and higher salaries and benefits, resulting mostly from higher headcount, related to the development of our next generation “Shasta” system and nonrecurring engineering services performed for the Oak Ridge National Laboratory in connection with the future delivery of the Frontier exascale system.
Net research and development expense increased by $7.8 million for the three months ended June 30, 2019 and increased by $13.7 million for the six months ended June 30, 2019 compared to the same periods in 2018, primarily due to the higher gross research and development expenses discussed above and lower reimbursements. The amount and timing of research and development costs related to engineering development contracts and the level of reimbursement from third parties for research and development projects varies significantly from period to period, often due to the timing of milestone acceptances, and can have a significant impact on net reported research and development expense in any period.
Sales and Marketing and General and Administrative Expenses
Our sales and marketing and general and administrative expenses for the three and six months ended June 30, 2019 and 2018, respectively, were (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales and marketing	$14,919	$15,218	$29,194	$30,883
Percentage of total revenue	22%	13%	21%	15%
General and administrative	$15,890	$5,624	$21,832	$11,403
Percentage of total revenue	23%	5%	16%	6%
Sales and Marketing. Sales and marketing expense for the three months ended June 30, 2019 decreased by $0.3 million compared to the same period in 2018 and decreased by $1.7 million for the six months ended June 30, 2019 compared to the same period in 2018. The decrease for both periods was primarily attributable to lower sales commissions.
General and Administrative. General and administrative expense for the three months ended June 30, 2019 increased by $10.3 million compared to the same period in 2018. General and administrative expense for the six months ended June 30, 2019 increased by $10.4 million compared to the same period in 2018. The increase for the three and six month periods ended June 30, 2019 was primary attributable to transaction costs of $7.6 million related to the Merger with HPE and increased incentive compensation.
Other Income (Expense), net
For the three and six months ended June 30, 2019, we recognized net other income of $0.3 million and $25 thousand, respectively, compared to net other income of $0.4 million and $48 thousand, respectively, for the same periods in 2018. Net other income and expense for the three and six months ended June 30, 2019 and 2018 included gains and losses from foreign currency transactions, investments and disposals of assets.
Interest Income, net
Our interest income and interest expense for the three and six months ended June 30, 2019 and 2018, respectively, were (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income	$1,224	$669	$2,206	$1,369
Interest expense	(1)	(2)	(58)	11
Interest income, net	$1,223	$667	$2,148	$1,380
Interest income is earned on cash and cash equivalents, investment balances and the investment in sales-type lease.
Taxes
Our effective tax rate was approximately (0.1)% and (0.2)% for the three and six months ended June 30, 2019, respectively, compared to 3% and (0.3)%, respectively, for the three and six months ended June 30, 2018. The difference between the expected statutory tax rate of 21% and the actual tax rates for the three and six months ended June 30, 2019 and 2018, respectively, was attributable to our decision to continue to provide a full valuation allowance against our U.S. federal deferred tax assets offset, in part, by foreign taxes.
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
Cash, cash equivalents and restricted cash decreased by $80.6 million, from $245.8 million at December 31, 2018 to $165.2 million at June 30, 2019. As of June 30, 2019, we had working capital of $222.8 million compared to $290.9 million as of December 31, 2018.
Cash flow information included the following (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash provided by (used in):
Operating Activities	$(71,180)	$(180)
Investing Activities	$(7,952)	$5,309
Financing Activities	$(1,458)	$(777)
Operating Activities. Net cash used in operating activities was $71.2 million for the first six months of 2019 compared to $0.2 million for the first six months of 2018. Net cash used in operating activities in the first six months of 2019 was primarily driven by our cash adjusted net loss of $56.0 million, which included the payment of certain transaction-related costs associated with our pending merger with HPE, and is adjusted for non-cash expenses, and a $16.4 million decrease in customer contract liabilities as the associated revenue was recognized. These amounts were partially offset by a decrease in accounts receivable of $11.4 million due to payments from customers.
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
Investing Activities. Net cash used in investing activities was $8.0 million for the six months ended June 30, 2019, compared to $5.3 million net cash provided by investing activities for the same period in 2018. Net cash used in investing activities for the six months ended June 30, 2019 was due to purchases of property and equipment. Net cash provided by investing activities for the six months ended June 30, 2018 was primarily due to sales and maturities of debt securities of $7.0 million.
Financing Activities. Net cash used in financing activities for the six months ended June 30, 2019 was $1.5 million compared to $0.8 million for the same period in 2018. Net cash flows from financing activities for both periods resulted primarily from cash received from the issuance of common stock from the exercise of options, offset by statutory tax withholding amounts made in exchange for the forfeiture of common stock by holders of vesting restricted stock awards.

In addition, we lease certain equipment and facilities used in our operations under operating leases in the normal course of business and have contractual commitments under certain development arrangements. The following table summarizes our contractual obligations as of June 30, 2019 (in thousands):

	Amounts Committed by Year
Contractual Obligations	Total	2019 (Less than 1 Year)	2020-2021	2022-2023	Thereafter
Development agreements	$57,190	$20,033	$37,081	$76	$—
Operating leases	64,711	$4,143	16,163	14,359	30,046
Total contractual cash obligations	$121,901	$24,176	$53,244	$14,435	$30,046
In our normal course of operations, we have development arrangements under which we engage third-party engineering resources to work on our research and development projects. For the six months ended June 30, 2019, we incurred $7.9 million for such arrangements. Our contractual obligations related to development agreements have increased in 2019 due to the non-recurring engineering and Center of Excellence work for the Oak Ridge National Laboratory in connection with the future delivery of the Frontier exascale system.
As of June 30, 2019, we had a $15.0 million line of credit with Wells Fargo Bank, National Association. The Credit Facility is designed to be used for general corporate purposes, including working capital requirements and to support the issuance of letters of credit. The Credit Facility is secured by a first priority lien on up to $15.0 million of the Company’s investments account held with Wells Fargo Bank. The Credit Facility expires on March 1, 2020.
We made no draws and had no outstanding cash borrowings on the line of credit as of June 30, 2019.
As of June 30, 2019, we had $17.6 million in total restricted cash. We had $13.8 million in USD equivalent value in outstanding letters of credit, the majority of which was supported by the Wells Fargo Credit Facility, as of June 30, 2019.
At any particular time, our cash position is affected by the timing of cash receipts for product sales, maintenance contracts, government co-funding for research and development activities as well as our payments for inventory, resulting in significant fluctuations in our cash balance from quarter-to-quarter and within a quarter. Our principal sources of liquidity are our cash and cash equivalents, short-term investments and cash from operations. We expect our cash resources to be adequate for at least the next twelve months.
Critical Accounting Policies and Estimates
This discussion, as well as disclosures included elsewhere in this quarterly report on Form 10-Q, is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingencies. In preparing our financial statements in accordance with GAAP, there are certain accounting policies that are particularly important. These include revenue recognition, inventory valuation, accounting for income taxes and research and development expenses. Our significant accounting policies are set forth in Note 2 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2018 and should be reviewed in conjunction with the accompanying Condensed Consolidated Financial Statements and notes thereto as of June 30, 2019 in this quarterly report on Form 10-Q, as they are integral to understanding our results of operations and financial condition in this interim period. In some cases, these policies represent required accounting. In other cases, they may represent a choice among acceptable accounting methods or may require substantial judgment or estimation.
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
Our incremental direct costs of obtaining a contract come primarily from sales commissions, a portion of which are paid upon contract signing. These commissions are generally capitalized upon payment and expensed at the time of revenue recognition. These deferred commissions are included in prepaid expenses in the Condensed Consolidated Balance Sheet. As of June 30, 2019 and December 31, 2018, we had $4.2 million and $2.0 million, respectively, of deferred commissions. For the three and six months ended June 30, 2019, we recognized $0.8 million and $1.8 million, respectively, in commissions expense. For the three and six months ended June 30, 2018, we recognized $1.5 million and $2.6 million, respectively, in commissions expense.
Our remaining performance obligations reflect the deliverables within contracts with customers that will have revenue recognized in a future period (this may also be referred to as backlog). Due to the nature of our business and the size of individual transactions, forecasting the timing and total amount of revenue recognition is subject to significant uncertainties. As of June 30, 2019, we had an aggregate of $639 million in remaining performance obligations stemming from a mixture of system contracts with their related service obligations and other service obligations. Included in this balance are $0.2 million in losses resulting from hedged foreign currency transactions, which offset the related increase in revenue from currency fluctuations. These losses will be reclassified from accumulated other comprehensive income to revenue in the period the related transactions are recognized as revenue. These obligations are anticipated to be recognized as revenue over approximately the next six years. We estimate that about 60% of these obligations are expected to be recognized as revenue in the next 18 months, with the remainder thereafter. The Company’s previously announced contract to build the Frontier exascale system for the Oak Ridge National Laboratory, which is valued in excess of $500 million, is not included in the amounts above as it is subject to a Go/No-Go provision and is therefore not considered a performance obligation.
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
As of June 30, 2019, we continued to provide a full valuation allowance against our U.S. federal deferred tax assets and against the majority of our state and foreign deferred tax assets as the realization of such assets is not considered to be more likely than not at this time. In a future period our assessment of the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance could change based on an assessment of all available evidence, both positive and negative in that future period. If our conclusion about the realizability of our deferred tax assets and therefore the appropriateness of the valuation allowance changes in a future period we could record a substantial tax benefit in our Condensed Consolidated Statement of Operations when that occurs. We recognize the income tax benefit from a tax position only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of our position. The tax benefit recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
As of June 30, 2019, we had approximately $129.7 million of net deferred tax assets before application of a valuation allowance. As of June 30, 2019, net deferred tax assets after reduction by the valuation allowance of $128.2 million were $1.5 million.
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
As of June 30, 2019, we had entered into foreign currency exchange contracts that were designated as cash flow hedges that hedge approximately $12.9 million of anticipated cash receipts on specific foreign currency denominated sales contracts. These foreign currency exchange contracts hedge the risk of foreign exchange rate changes between the time that the related contracts were signed and when the cash receipts are expected to be received. As of June 30, 2019, we had entered into foreign currency exchange contracts that had been dedesignated for the purposes of hedge accounting treatment totaling $55.8 million. Unrealized gains or losses recorded in the Condensed Consolidated Statement of Operations related to these contracts are generally offset by foreign currency adjustments on related receivables. These foreign currency exchange contracts are considered to be economic hedges.
Our foreign maintenance contracts are typically paid in local currencies and provide a partial natural hedge against foreign exchange exposure. To the extent that we wish to repatriate any of these funds to the United States, however, we are subject to foreign exchange risks. We do not hold or purchase any currency forward exchange contracts for trading purposes. As of June 30, 2019, a hypothetical 10% unfavorable change in foreign currency exchange rates would impact our annual operating results and cash flows by approximately $0.7 million.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2019 that our disclosure controls and procedures were effective such that the information required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Risks Related to the Merger
Our proposed merger with HPE may not be completed within the expected timeframe, or at all, and the failure to complete the merger could adversely affect our business and the market price of our common stock. On May 16, 2019, we entered into the Merger Agreement with HPE and Merger Sub, pursuant to which we would become a wholly owned subsidiary of HPE if the Merger is completed. The Merger Agreement is subject to closing conditions, some of which are beyond our control, including receipt of the required regulatory approvals and the requirement that holders of not less than a majority of the outstanding shares of our common stock approve the Merger Agreement, and there is no guarantee that these conditions will be satisfied in a timely manner or at all. If any of the conditions to the proposed Merger are not satisfied or waived, the Merger might not be completed. In addition, the Merger Agreement may be terminated under specified circumstances. Failure to complete the Merger could adversely affect our business and the market price of our common stock in a number of ways, including:

•	if the Merger is not completed, the share price of our common stock is likely to decline;

•
we have incurred, and continue to incur, significant expenses for professional third-party services in connection with the proposed Merger, for which we will have received little or no benefit if the Merger is not completed. Many of these fees and costs will be payable even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;

•	a failed Merger may result in negative publicity and/or give a negative impression of us in the investment community or business community generally; and

•	if the Merger Agreement is terminated under specified circumstances, we may be required to pay HPE a $46 million termination fee.
The announcement and pendency of the Merger could adversely affect our business, financial condition, and results of operations. The announcement and pendency of our proposed Merger with HPE has and likely will continue to disrupt our business and create uncertainty about it, which could have a significant adverse effect on our business, financial condition, and results of operations, regardless of whether the Merger is completed. These risks to our business, all of which could be exacerbated by a delay in the completion of the Merger, include:

•	the possibility of disruption to our business and operations, including diversion of significant management time and resources towards the completion of the Merger;

•	potential uncertainty to our current and prospective customers, who may choose to purchase from other vendors or delay purchasing from us;

•	difficulties maintaining relationships with employees, customers, and other business partners, including maintaining or completing contractual arrangements with customers and partners;

•	impairment of our ability to attract and retain key personnel;

•
restrictions on the conduct of our business prior to the completion of the Merger, which prevent us from taking specified actions without the prior consent of HPE, which we might otherwise take in the absence of the Merger Agreement;

•	the fact that under the terms of the Merger Agreement, we are unable to solicit other acquisition proposals during the pendency of the Merger;

•
the amount of cash per share under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, including any potential long-term value of the successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock; and

•	existing and potential future shareholder litigation relating to the Merger that could prevent or delay the Merger, and the related costs.
We may have difficulty attracting, motivating and retaining executives and other key employees in light of the proposed Merger. We have lost personnel as a result of the proposed Merger and we may continue to lose personnel and have a difficult time attracting new employees as a result of the pendency of the Merger. Uncertainty among our existing and potential employees about their future roles after the completion of the proposed Merger with HPE impairs our ability to attract, retain and motivate key personnel. In addition, some of our executives and key employees are entitled to severance payments if they terminate their employment after the proposed Merger as a result of, or in conjunction with specified circumstances, including changes in their duties, positions, compensation and benefits, or their primary office location. These factors may encourage some executives or key employees to consider career changes, distracting them from performing their duties to us. In addition, distractions for the workforce and management associated with integrating our employees into the HPE workforce could arise prior to and following the completion of the Merger. Any of these issues could have an adverse effect on our business operations and financial performance.
Our important business relationships may be disrupted due to uncertainties associated with the Merger, which could adversely affect our business. Some of the parties with which we do or desire to do business may be uncertain about continuing or completing a business relationship with us as a result of the proposed Merger. For example, customers, partners, distributors, suppliers, vendors and others may attempt to negotiate changes in their existing business relationships with us, or may not enter into business relationships with us, delay business transactions with us until the merger is complete, or they may consider canceling or not renewing a business relationship or contract with us, or they may enter into alternative business relationships with other parties. Some of our customers, partners, distributors, suppliers, vendors and others may have rights to terminate contracts that are triggered upon completion of the proposed Merger. These disruptions could have an adverse effect on our business, financial condition or results of operations, or the prospects of the combined business. Any delay in completion of the Merger, or termination of the Merger Agreement, could exacerbate these risks and adverse effects.
Risks Related to Our Business
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

•
revenue delays or losses due to customers postponing purchases as a result of delays in available budgets, waiting until after the proposed Merger is completed, or waiting for the availability of our next generation Shasta systems or other future processors or upgraded or new systems;

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
Our business could be adversely affected by conditions affecting the HPC market. A substantial portion of our business depends on the demand for HPC products by the U.S. Government and foreign government customers and large enterprises, and we are dependent upon the overall economic health of the high-end of the supercomputing market, and on a relatively small number of customers and large procurements that make up that market. Demand for our products and services depends substantially upon the general demand for supercomputers and associated services, as well as technological needs in the data analytics, AI, and storage markets, which fluctuate based on numerous factors, including large-system purchase cycles, capital spending levels, political conditions and growth of our current and prospective customers. Moreover, the purchase of our products is often discretionary and may involve a significant commitment of capital and other resources. As a result, spending priorities for our current and future customers may vary and demand for our products and services may also fluctuate. For instance, while we were profitable in 2016, our revenue declined year over year in both 2016 and 2017 and our profitability declined year over year in 2016, 2017, and 2018, substantially driven by a slow-down in the segments of the high-end of the supercomputing market that we target. While we believe that we have seen early signs of a recovery in the market, we believe that these segments of the market continue to be down from past years. It is uncertain whether or when these segments will recover fully from this downturn, and because of long sales cycles there will be a delay between any recovery and when that recovery would be reflected in our revenue and other operating results. Competition has also increased globally, from large, established software and hardware companies, to smaller and more specialized new market participants. While we believe that the market’s long-term growth drivers remain intact, there is no assurance that these markets will continue to rebound or if any rebound will last. A failure of these markets to recover strongly enough or in a sustained fashion could continue to harm our financial condition and results of operations.
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
If our current and future products targeting markets outside of our traditional markets, primarily products targeting the data analytics, AI, and commercial markets, are not successful, our ability to grow or even maintain our revenues and achieve and sustain profitability will be adversely affected. Our ability to materially grow or even maintain our revenues and achieve and sustain profitability will be adversely affected if we are unable to generate sufficient revenue from products targeting markets outside of our traditional markets, including if those market segments do not grow significantly. We are currently focusing on data analytics, AI, and storage opportunities as well as the commercial market for all of our products. To grow outside our primary markets, we must successfully and in a cost-effective manner design and develop products utilizing technologies different from our traditional supercomputing products, compete successfully with many established companies and new entrants in these markets, win awards for new contracts, timely perform on existing contracts, develop our capability for broader market sales and business development, and successfully develop and introduce new solution-oriented offerings, notwithstanding that these are relatively new businesses for us and we do not have significant experience targeting these markets. Data analytics, AI, and storage and data management opportunities require significant monetary investments ahead of revenue, including product development efforts, adding and retaining experienced personnel and initiating new marketing and sales efforts and therefore may reduce net income in the short term even if ultimately successful in the longer term. As a result of our reliance on our traditional markets, the recent downturn in the high-end of the supercomputing market had a significant negative impact on our business and operating results. In addition, in our traditional markets we are reliant on large-system purchase cycles and on a relatively small number of potential customers. If we are unable to successfully target markets outside of our traditional markets, primarily products targeting the data analytics, AI, and commercial markets, our ability to grow or even maintain our revenues and achieve and sustain profitability will be adversely affected.
Our reliance on third-party suppliers poses significant risks to our operating results, business, and prospects. We rely upon third-party vendors, such as Intel, AMD, NVIDIA, Mellanox, Samsung, Hynix, and Seagate to supply processors including graphics processing units, networks, storage, and memory, and for most of the products, we sell and use service providers to co-develop key technologies. We purchase or subcontract the manufacturing of a majority of the hardware components for our high-end products, including integrated circuits, printed circuit boards, memory parts, hard disk drives and storage product enclosures, cables, and power supplies, on a sole or limited source basis to third-party suppliers, including suppliers located in China. We use contract manufacturers to assemble certain important components for all of our systems. We also rely on third parties to supply important software and hardware capabilities, such as file systems, solution-specific servers, disk drives, and storage subsystems. Because specific components must be designed into our systems well in advance of initial deliveries of those systems, we are particularly reliant on our processor vendors to deliver on the capabilities and pricing expected at the time we design key elements of the system and make binding bids to customers. We are subject to substantial risks because of our reliance on these and other limited or sole source suppliers, including the following risks:

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
We also compete with systems builders and resellers of systems that are constructed from commodity components using processors manufactured and/or designed by Intel, ARM, AMD, NVIDIA, and others. These competitors include the companies named above, as well as smaller companies that benefit from the low research and development costs needed to assemble systems from commercially available commodity products. Such companies, because they can offer high peak performance per dollar, can put pricing pressure on us in certain competitive procurements. In addition, to the extent that Intel, AMD, NVIDIA, IBM, MARVEL, and other processor suppliers develop processors with greater capabilities or at a lower cost than the processors we use in our products at any given time, our Cray systems may be at a competitive disadvantage to systems utilizing such other processors until we can design in, integrate, and secure competitive processors, if at all. Also, to the extent any component supplier successfully adds differentiating capabilities to their HPC products that compete with what we provide, such as Intel, we may experience greater competitive pressures. Additionally, cloud service providers, such as Amazon and Microsoft, have also increased efforts to compete in the HPC market in addition to their initiatives in analytics and AI.
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
If the U.S. Government and other governments purchase, or fund the purchase of, fewer high-end supercomputers or delay such purchases, our revenue would be reduced and our operating results would be adversely affected. Historically, sales to the U.S. Government have represented the largest single market segment for supercomputer sales worldwide, including our products and services. In 2016, 2017, 2018, and the first six months of 2019, approximately 47%, 53%, 28% and 44%, respectively, of our total revenue was derived from such sales. Our plans for the foreseeable future contemplate significant sales to the U.S. Government. Sales to the U.S. Government and other governments, including further sales pursuant to existing contracts, have been, and may continue to be, adversely affected by factors outside our control, such as by:

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
Customers and other third parties may make statements speculating about or announcing the purchase, acceptance, or intention to complete purchases or acceptances of our products, or the selection or award of government procurements, before such purchases, acceptances, or selection or awards are substantially certain, and these proposed purchases, acceptances, or selections or awards may not be completed when or as expected, if at all. From time to time, customers and other third parties may make statements speculating about or announcing a potential purchase of our products, or the selection or award of government procurements, before we have been selected or awarded a procurement, obtained an order for such purchases, or completed negotiations and signed a contract for the purchase of such products or relating to such procurement. In some instances, government and government-funded customers may announce possible purchases even before they have obtained the necessary budget to procure the products. In addition, government procurements may be subject to a Go/No-Go provision, as is the case with our previously announced contract to build the Frontier exascale system for the Oak Ridge National Laboratory. As a result, these statements, postings, or announcements do not mean that we will ultimately be able to secure the sale when or as expected or at all, or will be selected or awarded a procurement, for a number of reasons, including that it is not certain that the contract or order negotiations will be completed successfully or as expected or that the customer will be able to obtain the budget they hope for or expect. In addition, from time to time, customers and other third parties may make statements speculating about or announcing the completion of an acceptance process of a delivery system before such acceptance is completed or certain. As a result, these statements or announcements do not mean that we will ultimately be able to obtain the acceptance when or as expected or recognize revenue.
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
We intend to vigorously defend and prosecute these litigation matters and, based on our reviews and court decisions to date, we believe we have valid defenses with respect to each of these matters. However, litigation is inherently uncertain, and any judgment or injunctive relief entered against us or any adverse settlement could materially and adversely impact our business, financial condition, operating results, and prospects. As a result of these or other intellectual property infringement claims, we could be required or otherwise decide that it is appropriate to:

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
We are subject to market and financial risks due to our international operations that could adversely affect those operations or our profitability and operating results. Our international operations include sales and service offices in Europe, the Middle East, South America, Asia, Australia, and Canada. Our operations in countries outside of the United States, which accounted for approximately 30% of our total revenue for the first six months of 2019, expose us to greater risks associated with international sales and operations. Our profitability and international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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
In addition, the United Kingdom gave formal notice of withdrawal from the European Union in March 2017. Consequently, the British government is currently negotiating the terms of the United Kingdom’s future relationship with the European Union. The negotiated measures, or the lack of any such measures, could potentially disrupt some of our target markets and jurisdictions in which we operate, including the United Kingdom and Germany, such as by adversely affecting tax benefits or liabilities in these or other jurisdictions or by restricting the movement of employees between the United Kingdom and other countries. Any such changes may adversely affect our operations and financial results.
We are subject to increasing government regulations and other requirements due to the nature of our business, which may adversely affect our business operations. In 2016, 2017, 2018, and the first six months of 2019, approximately 47%, 53%, 28% and 44%, respectively, of our total revenue was derived from U.S. Government sales. In addition to normal business risks, our contracts with the U.S. government are subject to unique risks, some of which are beyond our control. Our contracts with the U.S. government are subject to particular risks, including:
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
Our stock price is volatile. The trading price of our common stock is subject to significant fluctuations in response to many factors, including stock market trends and shareholder profile, our quarterly operating results, changes in analysts’ estimates or our outlook, our capital raising activities, the status of the pending Merger, announcements of technological innovations and customer contracts by us or our competitors, others in the industry or our customers, a significant aggressive seller or buyer, litigation activities, general economic conditions, and conditions in our industry. From January 1, 2018 through June 30, 2019, the closing sales price of our common stock on The Nasdaq Global Market ranged from $18.89 to $36.52 per share. Because our stock price has been volatile, investing in our common stock is risky.

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

Item 6. Exhibits

Exhibit	Exhibit Description	Incorporated by Reference
		Form	File No.	Filing Date	Exhibit/Annex	Filed Herewith
2.1	Agreement and Plan of Merger, dated May 16, 2019, by and among Hewlett Packard Enterprise Company, Canopy Merger Sub, Inc. and Cray Inc.	8-K	000-26820	May 17, 2019	2.1
3.1	Third Amendment to Amended and Restated Bylaws	8-K	000-26820	May 17, 2019	3.1
3.2	Fourth Amendment to Amended and Restated Bylaws	8-K	000-26820	June 24, 2019	3.1
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
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

CRAY INC.

Date:	August 2, 2019	/S/ PETER J. UNGARO
Peter J. Ungaro
President and Chief Executive Officer

Date:	August 2, 2019	/S/ BRIAN C. HENRY
Brian C. Henry
Executive Vice President and Chief Financial Officer

Date:	August 2, 2019	/S/ CHARLES D. FAIRCHILD
Charles D. Fairchild
Vice President, Corporate Controller and Chief Accounting Officer